Form 10-Q
period 1996-06-30
ANERGEN INC
filed 1996-08-14
CIK 877929

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(mark one)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
- ----     Exchange Act of 1934 for the quarterly period ended June 30, 1996 or

         Transition report pursuant to Section 13 or 15(d) of the Securities
- ----     Exchange Act of 1934

COMMISSION FILE NUMBER:  0-19454

                                  ANERGEN, INC.
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                             77-0183594
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

         301 PENOBSCOT DRIVE
        REDWOOD CITY, CALIFORNIA                                    94063
(Address of principal executive offices)                          (Zip Code)

                        Telephone number: (415) 361-8901

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X  No
                                        ---     ---

At June 30, 1996, Registrant had outstanding 15,066,042 shares of Common Stock.

                                  ANERGEN, INC.

                                      INDEX

Part I:  Financial Information                                                  Page No.
ITEM 1.           Condensed balance sheets - June 30, 1996
                    and December 31, 1995.......................................  3

                  Condensed statements of operations - three and six months
                    ended June 30, 1996 and 1995................................  4

                  Condensed statements of cash flows - six months
                    ended June 30, 1996 and 1995................................  5

                  Notes to condensed financial statements.......................  6

ITEM 2.           Management's discussion and analysis of
                    financial condition and results of operations...............  7

Part II:  Other Information

ITEM 6.           Exhibits and reports on Form 8-K.............................  10

                  Signatures...................................................  12

Part I:  Financial Information

                                  ANERGEN, INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS )

                                     ASSETS

                                                                      JUNE 30, 1996 DECEMBER 31, 1995
                                                                       (UNAUDITED)
Current assets:
     Cash and equivalents...........................................     $     98      $    468
     Short-term investments.........................................        7,574        11,024
     Contract receivables - related party...........................          664           815
     Prepaid expenses...............................................          320           102
                                                                         --------      --------
                  Total current assets..............................        8,656        12,409
Property and equipment, net.........................................        1,709         2,010
Other assets........................................................           36            36
                                                                         --------      --------
                                                                         $ 10,401      $ 14,455
                                                                         ========      ========
                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable  and accrued liabilities......................     $    751      $  1,040
     Current portion of capital lease obligations and debt..........          722           883
                                                                         --------      --------
                  Total current liabilities.........................        1,473         1,923
Long-term portion of capital lease obligations and debt.............          454           818
Commitments
Shareholders' equity:
     Preferred stock, no par value;  none issued and outstanding....           --            --
     Common stock, no par value;  40,000,000 shares authorized;
           15,066,042 issued and outstanding (14,967,680 at

    December 31, 1995).....................        47,481        47,359
    Additional paid-in-capital.............           659           648
    Unrealized gain (loss) on investments..           (40)           16
    Accumulated deficit....................       (39,626)      (36,309)
                                                 --------      --------
               Total shareholders' equity..         8,474        11,714
                                                 --------      --------
                                                 $ 10,401      $ 14,455
                                                 ========      ========


                             See accompanying notes.

                                 ANERGEN, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                  THREE MONTHS  ENDED      SIX MONTHS ENDED
                                                                                       JUNE 30,                 JUNE 30,
                                                                                  -------------------     -------------------
                                                                                   1996        1995        1996         1995
                                                                                  -------     -------     -------     -------
Revenues:
     Contract revenues - related party.......................................     $   639     $ 1,011     $ 1,422     $ 1,562
     Interest income.........................................................         120         150         259         167
                                                                                  -------     -------     -------     -------
                                                                                      759       1,161       1,681       1,729
Expenses:
     Research and development................................................       1,945       2,332       3,840       4,230
     General and administrative..............................................         556         465       1,059         927
     Interest expense........................................................          44          81          99         152
                                                                                  -------     -------     -------     -------
                                                                                    2,545       2,878       4,998       5,309
                                                                                  -------     -------     -------     -------
Net loss....................................................................      $ 1,786     $ 1,717     $ 3,317     $ 3,580
                                                                                  =======     =======     =======     =======
Net loss per share..........................................................      $  0.12     $  0.12     $  0.22     $  0.33
                                                                                  =======     =======     =======     =======

Shares used in calculating per share data...................................       15,064      13,894      15,024      10,728
                                                                                  =======     =======     =======     =======

                             See accompanying notes.

                                  ANERGEN, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                             ---------------------
                                                               1996         1995
                                                             -------      --------
Cash flows used in operating activities:
   Net loss.............................................     $(3,317)     $ (3,580)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization......................         539           530
     Deferred compensation amortization.................          11            36
   Changes in operating assets and liabilities:
     Contract receivables - related party...............         151           (98)
     Prepaid expenses...................................        (218)           58
     Other assets.......................................          --           (16)
     Accounts payable and accrued liabilities...........        (289)          (72)
                                                             -------      --------
Net cash used in operating activities...................      (3,123)       (3,142)
Cash flows provided by (used in) investing activities:
   Purchase of investments available-for-sale...........      (3,078)      (24,527)
   Sale of investments available-for-sale...............       6,472        12,932
   Purchase of property and equipment...................        (238)         (661)
                                                             -------      --------

Net cash provided by (used in) investing activities.....       3,156       (12,256)
                                                             -------      --------
Cash flows provided by (used in) financing activities:
   Proceeds from facility and equipment debt financing..          --           497
   Repayments of capital lease obligations and debt.....        (525)         (469)
   Issuance of common stock, net........................         122        14,733
                                                             -------      --------
Net cash provided by financing activities...............        (403)       14,761
Net decrease in cash....................................        (370)         (637)
Cash and equivalents at beginning of period.............         468         1,248
                                                             -------      --------
Cash and equivalents at end of period...................          98           611

Short-term investments at end of period.................       7,574        14,194
                                                             -------      --------
Cash and short-term investments at end of period........     $ 7,672      $ 14,805
                                                             =======      ========

                             See accompanying notes.

                                  ANERGEN, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

1. NATURE OF BUSINESS

         Anergen, Inc. (the "Company") was incorporated on April 26, 1988 for the purpose of developing therapies using biopharmaceutical compounds for the treatment of autoimmune diseases.

2. BASIS OF PRESENTATION

         The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to Commission rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company (subject to year-end adjustments) with respect to the interim financial statements, and of the results of its operations and cash flows for the interim periods then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

         Loss Per Share

         Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from outstanding stock options and warrants are excluded from the computation as their effect is anti-dilutive.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward looking statements as a result of certain factors set forth hereunder, in the Company's Annual Report as filed on Form 10-K and Form 10-K/A filed with the Securities and Exchange Commission, and in the Registration Statement as filed on Form S-1 by the Company in August 1996.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations primarily through private placements of its equity securities with venture capitalists (which raised an aggregate of approximately $7.6 million in net proceeds), through an initial public offering of its Common Stock in October of 1991 (which raised approximately $14.2 million in net proceeds), through the sale of its Common Stock to Novo Nordisk A/S, in August of 1993 (which raised approximately $8 million in net proceeds), and in June, 1994 through the issuance of 413,965 shares of Common Stock and Warrants to purchase an additional 236,863 shares of Common Stock at an exercise price of $3.52 per share through a private placement to two purchasers in exchange for $1.5 million in proceeds. In April 1995 the Company issued 7,317,073 shares of the Company's Common Stock to two new investors in exchange for approximately $14.7 million in net proceeds. At June 30, 1996 the Company's cash, cash equivalents and short-term investments were approximately $7.7 million and the Company had shareholders' equity of approximately $8.5 million. Accounts payable and accrued liabilities decreased to $751,000 at June 30, 1996 from $1,040,000 at December 31, 1995. Long term debt decreased from $818,000 at December 31, 1995 to $454,000 at June 30, 1996. In
         August 1996 the Company issued 3,500,000 shares of the Company's Common Stock in a follow-on offering in exchange for approximately $9.5 million in net proceeds.

         The Company anticipates that its current cash, short-term investments and expected revenues under its collaborative agreements, combined with the net proceeds from the offering completed in August 1996, will be sufficient to fund its operations through approximately two years from the closing of the August 1996 offering. Thereafter, the Company will require substantial additional funds to continue its operations. The Company anticipates that its current resources will be primarily used to fund the Company's ongoing Phase II clinical trials of AnervaX(TM) for rheumatoid arthritis, manufacturing of GMP grade material for the Phase I clinical trial of the Company's AnergiX(TM) for multiple sclerosis and the conduct of such clinical trial, research activities in its core AnervaX and AnergiX technologies to further current programs in rheumatoid arthritis, multiple sclerosis, insulin dependent diabetes mellitus and myasthenia gravis and to develop programs in other autoimmune diseases, and to support research activities in academic institutions. The balance of such resources will be used to fund continued limited research on other autoimmune diseases and general and administrative activities, including those associated with seeking collaborative arrangements to enable the Company to increase its research and development activities in other autoimmune diseases. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. In particular, the Company's working capital requirements may vary depending on numerous factors that are beyond the Company's control. These factors include the progress of the Company's research and development programs, manufacturing activities, the progress of the Company's clinical programs, the results of laboratory testing, the time and cost required to seek regulatory approvals to commence clinical trials for the Company's initial products, the need to obtain licenses to other proprietary rights, any required adjustments to the Company's operating plan to respond to competitive pressures or technological advances, developments with respect to the Company's existing or future collaborative arrangements and the availability of various methods of financing. The Company expects to seek to raise additional capital either from the public equity market, private placements, and/or R&D collaborations with other pharmaceutical companies. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictions on stock dividends. Adequate funds for the Company's operations, whether from financial markets, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms attractive to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Company's liquidity will be reduced as amounts are expended for continuing research and development.

RESULTS OF OPERATIONS

         The Company's net loss increased by 4% to $1,786,000 in the fiscal quarter ended June 30, 1996 compared to a $1,717,000 loss in the corresponding period in the previous year due primarily to a decrease in contract revenues and related contract research and development activities. The Company's contract revenues relate to its collaborative agreement with Novo Nordisk A/S. Total expenses decreased by 12% from $2,878,000 to $2,545,000 due primarily to decreased contracted research and development expenses. The Company expects total operating expenses to increase as it increases research and development efforts.

         Research and development expenses decreased 17% to $1,945,000 for the quarter ended June 30, 1996 from $2,332,000 in the corresponding period in the previous year. This is due to a decrease in outside contracted costs of preclinical activities related to the Company's AnergiX for multiple sclerosis which is in Phase I testing, and to a decrease in clinical costs associated with the Company's ongoing Phase II clinical trial of AnervaX for rheumatoid arthritis. The Phase II clinical trial of AnervaX was initiated in June of 1996.

         General and administrative expenses increased 20% to $556,000 for the quarter ended June 30, 1996 compared to $465,000 in the corresponding period in the previous year primarily due to the retirement of John Fara, Ph.D., the former President and CEO, the recruitment and hiring of Barry Sherman, M.D., as President and CEO, and to increased corporate development activities.

         Interest income decreased to $120,000 for the quarter ended June 30, 1996 as compared to $150,000 in the corresponding period in the previous year due to lower cash balances in 1996. Interest expense decreased to $44,000 for the quarter ended June 30, 1996 as compared to interest expense of $81,000 in the corresponding period in the previous year due to lower debt balances. Interest income is expected to increase as a result of the temporary investment of the net proceeds from a public offering that was completed in August 1996, and to decline gradually over future periods as invested capital is used for operating activities.

         The Company expects to incur substantial and increasing operating losses for at least the next several years. The Company's losses on a quarter-by-quarter basis may vary depending upon a variety of factors, any of which may fluctuate, including the level of research activities, the timing of hiring of additional scientific and management personnel, the retention of consultants, the purchase or leasing of laboratory equipment, the licensing of any required technology and other factors. Accordingly, the Company believes that quarter-by-quarter losses will not be a useful indicator of the performance of the Company.

FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

         The factors discussed in Item 1 and Item 7 of the Company's Annual Report on Form 10-K and Form 10-K/A for fiscal year 1995 and the section entitled "Risk Factors" in the Company's Registration Statement as filed on Form S-1 in August 1996 are hereby incorporated by reference. Readers are cautioned that such factors, among others, in some cases have affected, and in the future could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Factors that could cause actual results to differ include but are not limited to (i) the Company's ability to successfully develop and market its products, (ii) the extent to which the Company's products, if any, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards and are capable of being produced in commercial quantities at acceptable costs, (iii) uncertainties related to preclinical and clinical trials including the rate of completion of the Company's clinical trials, (iv) market acceptance of the Company's products, if any, (v) government regulation and future health care legislation, (vi) the Company's success in maintaining existing and developing collaborations with corporate partners, licensors, licensees, and others, (vii) the Company's ability to maintain patent protection for its therapeutic approach and for any developed products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties, (viii) competition and technological change, (ix) general economic conditions, (x) the Company's ability to attract and retain key management and skilled employees and (xi) potential liability claims and other litigation.

                                  ANERGEN, INC.

PART II:   Other Information

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults upon senior securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           (a)    Annual Meeting of Shareholders on June 26, 1996.

                  On June 26, 1996 the Company held its Annual Meeting of Shareholders to (i) elect seven directors to serve for one year and until their successors are duly elected ("Proposal 1"), (ii) approve the 1995 Director Option Plan and to approve 200,000 shares reserved for issuance under the plan ("Proposal 2"), (iii) approve amendment to the 1991 Employee Stock purchase Plan to reserve an additional 100,000 shares for issuance thereunder ("Proposal 3"), and (iv) to confirm the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1996 ("Proposal 4").

                  The names of the persons nominated for director and the voting results are as follows:

                  NOMINEE                    FOR               WITHHELD
                  -------                    ---               --------
                  Bruce L.A. Carter       14,354,557             38,085
                  Nicholas J. Lowcock     14,337,322             55,320
                  Harden M. McConnell     14,353,517             39,125
                  Harry H. Penner, Jr.    14,355,557             37,085
                  Barry M. Sherman        14,355,087             37,555
                  James E. Thomas         14,355,487             37,155
                  Nicole Vitullo          14,352,022             40,620

                  Proposal 2 sought shareholder approval of the 1995 Director Option Plan (the "Director Plan") and to approve 200,000 shares reserved for issuance under the plan. The voting results for Proposal 2 were as follows: 14,243,634 shares cast "for", 114,305 shares cast "against", 34,703 shares abstained, and no broker non-votes were cast. Proposal 3 sought shareholder approval of the Board's authorization to amend the 1991 Employee Stock Purchase Plan to reserve an additional 100,000 shares for issuance under the plan. The voting results for Proposal 3 were as follows: 14,261,269 shares cast "for", 103,145 shares cast "against", 28,228 shares abstained, and no broker non-votes were cast. Proposal 4 sought shareholder confirmation of the selection of Ernst & Young LLP to audit the financial statements of the Company for the year ending December 31, 1996. The voting results for Proposal 4 were as follows: 14,374,470 shares cast "for", 10,322 shares cast "against", 7,850 shares abstained, and no broker non-votes were cast. For additional detail as to the matters submitted for shareholder vote at the Annual Meeting, refer to the definitive proxy materials relating to the 1996 Annual Meeting of Shareholders which were sent to the Commission on May 24, 1996.

Item 5.    Other Information

           None

Item 6.    Exhibits and reports on Form 8-K

           a)     Exhibits

         Exhibit     Description                                                 Page
         -------     -----------                                                 ----
         3.1     Restated and Amended Articles of Incorporation.                  (1)

         3.2     Bylaws, as amended.                                              (1)

         4.1     Form of Common Stock Certificate.                                (1)

         10.1    Form of Indemnification Agreement for directors and officers.    (1)

         10.2    1988 Stock Option Plan (as amended) and form of agreements
                 thereunder.                                                      (1)

         10.3    1991 Employee Stock Purchase Plan, as amended.                   (1)

         10.4    1992 Consultant Stock Plan                                       (2)

         10.5    Representative Preferred Stock Purchase Agreement.               (1)

         10.5A   Sublease dated December 15, 1989 between the Registrant and
                 Invitron Corporation, with amendment dated February 28,1990.     (1)

         10.5B   Landlord's Consent to Sublease dated March 2, 1990 among the
                 Registrant, Invitron Corporation and Seaport Centre Venture
                 Phase II.                                                        (1)

         10.5C   Ten-Year Industrial Net Lease Agreement dated June 5, 1987 between Invitron Corporation and Seaport Centre Venture Phase
                 II, with amendments dated November 9, 1987; October 31, 1988;
                 August 1989; and February 28,1990.                               (1)

         10.5D   Amendments to Seaport Center Standard Lease between the
                 Registrant and Metropolitan Life Insurance Company dated
                 January 10, 1995; and March 24, 1995.                            (7)

         10.5E   Industrial Lease Agreement dated March 15, 1993 between the
                 Registrant and East Bayshore Investment Group, with amendments
                 dated March 31, 1993; and June 17, 1994.                         (10)

         10.6A   Master Lease Agreement dated July 8, 1988 between the
                 Registrant and Comdisco, Inc. with Equipment Schedule No. VL-1 dated July 8, 1988 and Equipment Schedule No. VL-2 dated April
                 4, 1990.                                                         (1)

         10.7    Form of Representative's Warrant Agreement.                      (1)

         10.8A   Loan and Security agreement dated December 29, 1992 between the
                 Registrant and MMC/GATX Partnership No. I.                       (3)

         10.8B   Secured Promissory Note dated December 29, 1992 issued by the
                 Registrant to MMC/GATX Partnership No. I.                        (3)

         10.8C   Warrant dated December 29,1992 issued by the Registrant to
                 MMC/GATX Partnership No. I.                                      (3)

         10.8D   Amendment to the Loan and Security agreement dated December 30,
                 1993 between the Registrant and MMC/GATX Partnership No. I.      (4)

         10.8E   Warrant dated December 30, 1993 issued by the Registrant to
                 MMC/GATX Partnership No. I.                                      (4)

         10.9A   Development and License agreement dated August 17, 1993 between
                 the Registrant and Novo Nordisk A/S.                             (5)

         10.9B   Common Stock Purchase Agreement dated August 17, 1993 between
                 the Registrant and Novo Nordisk A/S.                             (5)

         10.9C   Amendment No.1 dated March 26, 1996 to the Development and
                 License Agreement between the Registrant and Novo Nordisk A/S.   (11)

         10.9D   Addendum dated March 26, 1996 to the Development and License
                 Agreement between the Registrant and Novo Nordisk A/S.           (11)

         10.10A  Loan and Security agreement dated April 18, 1994 between the
                 Registrant and Silicon Valley Bank.                              (6)

         10.10B  Loan and Security agreement dated June 23, 1995 between the
                 Registrant and Silicon Valley Bank.                              (9)

         10.10C  Loan Modification Agreement dated August 31, 1994 between the
                 Registrant and Silicon Valley Bank.                              (10)

         10.11A  Securities Purchase Agreement dated May 11, 1994 between the
                 Registrant and certain Purchasers.                               (6)

         10.11B  Warrant dated June 30, 1994 issued to Ortelius Trading L.P.      (8)

         10.11B-1 Letter related to Warrant issued to Ortelius Trading L.P.       (9)

         10.11C  Warrant dated June 30, 1994 issued to GDK, Inc.                  (8)

         10.11C-1 Letter related to Warrant issued to GDK, Inc.                   (9)

         10.11D  Amendment to Securities Purchase Agreement dated June 30, 1994
                 between the Registrant and certain purchasers.                   (8)

         10.11E  Amendment to Securities Purchase Agreement dated February 15,
                 1995 between the Registrant and certain purchasers.              (7)

         10.12A  Common Stock Purchase Agreement dated March 10, 1995 between the Registrant and Warburg, Pincus Ventures, L.P. and
                 International Biotechnology Trust PLC.                           (7)

         10.12B  Amendment to Common Stock Purchase Agreement dated March 15,
                 1995.                                                            (7)

         10.13   1995 Director Option Plan.                                       (10)

         10.14   Transition Agreement and Mutual Release between the Company and
                 John W. Fara, Ph.D.                                              (11)

         10.15   Product Development and License Agreement dated June 28, 1996
                 between the Registrant and N. V. Organon.                        (12)

         10.16   Employment Agreement of Barry M. Sherman, M. D.                  (12)


              (1) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1 (No. 33-42107), as amended.

              (2) Incorporated by reference to exhibit filed with the Company's Form S-8 (No. 33-52186).

              (3) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10K for the year ended December 31, 1992.

              (4) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 1993.

              (5) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10K for the year ended December 31, 1993.

              (6) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10Q for the quarter ended March 31, 1994.

              (7) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10K for the year ended December 31, 1994.

              (8) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1 (No. 33-84310), as amended.

              (9) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1995.

              (10) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10K for the year ended December 31, 1995.

              (11) Incorporated by reference to the exhibit filed with the Company's amendment to its Annual Report on Form 10-K/A for the year ended December 31, 1995.

              (12) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1 (No. 333-07245), as amended.

           (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                   SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ANERGEN, INC.

Date:    August 13, 1996


                     By:   /s/ JOHN W. VARIAN
                        ------------------------------
                     John W. Varian
                     Vice President, Finance and Chief Financial  Officer
                     on behalf of the Company and as principal financial officer