Form 10-Q
period 1996-11-04
ANERGEN INC
filed 1996-11-12
CIK 877929

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(mark one)
 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


                                    Yes X No


At September 30, 1996, Registrant had outstanding 18,734,754 shares of Common Stock.

                                  ANERGEN, INC.

                                      INDEX

Part I:  Financial Information                                                 Page No.
-------  ---------------------                                                 --------
ITEM 1.           Condensed Consolidated Financial Statements (unaudited)

                  Condensed balance sheets - September 30, 1996
                    and December 31, 1995.......................................  3

                  Condensed statements of operations - three and nine months ended September 30, 1996 and 1995...........................  4

                  Condensed statements of cash flows - nine months ended
                    September 30, 1996 and 1995.................................  5

                  Notes to condensed financial statements.......................  6

ITEM 2.           Management's discussion and analysis of
                    financial condition and results of operations...............  7



Part II:  Other Information

ITEM 6.           Exhibits and reports on Form 8-K..............................  9

                  Signatures.................................................... 10

Part I:  Financial Information


                                  ANERGEN, INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS )

                                            ASSETS
                                                                            SEPTEMBER 30, 1996     DECEMBER 31, 1995
                                                                            ------------------     -----------------
                                                                                (UNAUDITED)
Current assets:
     Cash and equivalents ........................................               $    138                $    468
     Short-term investments ......................................                 17,387                  11,024
     Contract receivables - related party ........................                    993                     815
     Prepaid expenses ............................................                    145                     102
                                                                                 --------                --------
                  Total current assets ...........................                 18,663                  12,409
Property and equipment, net ......................................                  1,648                   2,010
Other assets .....................................................                     36                      36
                                                                                 --------                --------
                                                                                 $ 20,347                $ 14,455
                                                                                 ========                ========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities ....................               $  1,108                $  1,040
     Current portion of capital lease obligations and debt .......                    722                     883
                                                                                 --------                --------

                  Total current liabilities ......................                  1,830                   1,923
Long-term portion of capital lease obligations and debt ..........                    275                     818
Commitments
Shareholders' equity:
     Preferred stock, no par value;  none issued and outstanding .                     --                      --
     Common stock, no par value;  40,000,000 shares authorized;
           18,734,025 issued and outstanding (14,967,680 at
           December 31, 1995).O ..................................                 57,362                  47,359
     Additional paid-in-capital ..................................                    659                     648
     Unrealized gain (loss) on investments .......................                    (41)                     16
     Accumulated deficit .........................................                (39,738)                (36,309)
                                                                                 --------                --------
                  Total shareholders' equity .....................                 18,242                  11,714
                                                                                 --------                --------
                                                                                 $ 20,347                $ 14,455
                                                                                 ========                ========



                             See accompanying notes.

                                  ANERGEN, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                          THREE MONTHS  ENDED                  NINE MONTHS ENDED
                                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                                             -------------                        -------------
                                                        1996              1995               1996               1995
                                                        ----              ----               ----               ----
Revenues:
     Contract revenues - related party ...          $    864           $    627           $  2,286           $  2,189
     License fee .........................             2,000                 --              2,000                 --
     Interest income .....................               167                185                426                352
                                                    --------           --------           --------           --------
                                                       3,031                812              4,712              2,541

Expenses:
     Research and development ............             2,389              2,101              6,229              6,331
     General and administrative ..........               716                448              1,775              1,375
     Interest expense ....................                38                 92                137                244
                                                    --------           --------           --------           --------
                                                       3,143              2,641              8,141              7,950
                                                    --------           --------           --------           --------
Net loss .................................          $   (112)          $ (1,829)          $ (3,429)          $ (5,409)
                                                    --------           --------           --------           --------

Net loss per
share ....................................          $  (0.01)          $  (0.12)          $  (0.22)          $  (0.45)
                                                    --------           --------           --------           --------

Shares used in calculating per share  data            17,077             14,943             15,714             12,149
                                                    --------           --------           --------           --------



                             See accompanying notes.

                                  ANERGEN, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      1996               1995
                                                                      ----               ----
Cash flows used in operating activities:
   Net loss ............................................          $ (3,429)          $ (5,409)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization .....................               813                793
     Deferred compensation amortization ................                11                 36
   Changes in operating assets and liabilities:
     Contract receivables - related party ..............              (178)               112
     Prepaid expenses ..................................               (43)                62
     Other assets ......................................                --                (16)
     Accounts payable and accrued liabilities ..........                68                 18
                                                                  --------           --------
Net cash used in operating activities ..................            (2,758)            (4,404)

Cash flows provided by (used in) investing activities:
   Purchase of investments available-for-sale ..........           (21,985)           (27,353)
   Sale of investments available-for-sale ..............            15,565             16,952
   Purchase of property and equipment ..................              (451)              (747)
                                                                  --------           --------
Net cash used in investing activities ..................            (6,871)           (11,148)
                                                                  --------           --------

Cash flows provided by (used in) financing activities:
   Proceeds from facility and equipment  debt financing                 --                497
   Repayments of capital lease obligations and debt ....              (704)              (745)
   Issuance of common stock, net .......................            10,003             14,734
                                                                  --------           --------
Net cash provided by financing activities ..............             9,299             14,486

Net decrease in cash ...................................              (330)            (1,066)
Cash  and equivalents at beginning of period ...........               468              1,248
                                                                  --------           --------
Cash  and equivalents at end of period .................               138                182
Short-term investments at end of period ................            17,387             12,999
                                                                  --------           --------
Cash and short-term investments at end of period .......          $ 17,525           $ 13,181
                                                                  --------           --------



                             See accompanying notes.

                                  ANERGEN, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


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

3.    SIGNIFICANT EVENTS

         On August 9, 1996 the Company completed a follow-on offering of 3,500,000 shares of its Common Stock in exchange for gross proceeds of $10.5 million. On September 12, 1996 the underwriters of the follow-on offering exercised a portion of their over-allotment option totaling 168,000 shares of Common Stock, raising the total gross proceeds from the offering to approximately $11.0 million.

         On September 2, 1996 the Company received a $2 million license fee related to its collaborative agreement which it entered into on June 28, 1996 with N.V. Organon, of Oss, The Netherlands. Under the collaboration, the parties intend to develop a product to treat rheumatoid arthritis by utilizing a peptide discovered by N.V. Organon using the Company's proprietary AnergiX technology.

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

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations primarily through private placements of its equity securities with venture capitalists (which raised an aggregate of approximately $7.6 million in net proceeds), through the sale of its Common Stock to Novo Nordisk A/S (which raised approximately $8 million in net proceeds), through the issuance of its Common Stock and Warrants to purchase shares of Common Stock through a private placement in exchange for $1.5 million in proceeds, and through public offerings of its Common Stock which have raised an aggregate of $38.8 million in net proceeds, including $9.5 million in net proceeds from the sale of 3.5 million shares of Common Stock to the public in August 1996 (the "1996 Follow-on Offering") and an additional $469,000 from the underwriters' exercise of the over-allotment option in September 1996. The Company's cash, cash equivalents and short-term investments at September 30, 1996 were approximately $17.5 million, representing an increase from the end of the previous quarter of approximately $9.8 million. The Company had shareholders' equity at September 30, 1996 of approximately $18.2 million. Accounts payable and accrued liabilities increased to $1,108,000 at September 30, 1996 from $1,040,000 at December 31, 1995.
         Long-term debt decreased from $818,000 at December 31, 1995 to $275,000 at September 30, 1996.

         The Company anticipates that its current cash, short-term investments and expected revenues under its collaborative agreements, combined with the net proceeds from the 1996 Follow-on Offering, will be sufficient to fund its operations for approximately two years. Thereafter, the Company will require substantial additional funds to continue its operations. The Company anticipates that its current resources will be primarily used to fund the Company's ongoing Phase II clinical trials of AnervaX(TM) for rheumatoid arthritis, manufacturing of GMP grade material for the Phase I clinical trial of the Company's AnergiX(TM) for multiple sclerosis and the conduct of such clinical trial, research activities in its core AnervaX and AnergiX technologies to further current programs in rheumatoid arthritis, multiple sclerosis, insulin dependent diabetes mellitus and myasthenia gravis and to develop programs in other autoimmune diseases, and to support research activities in academic institutions. The balance of such resources will be used to fund continued limited research on other autoimmune diseases and general and administrative activities, including those associated with seeking collaborative arrangements to enable the Company to increase its research and development activities in other autoimmune diseases. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. In particular, the Company's working capital requirements may vary depending on numerous factors that are beyond the Company's control. These factors include the progress of the Company's research and development programs, manufacturing activities, the progress of the Company's clinical programs, the results of laboratory testing, the time and cost required to seek regulatory approvals to commence clinical trials for the Company's initial products, the need to obtain licenses to other proprietary rights, any required adjustments to the Company's operating plan to respond to competitive pressures or technological advances, developments with respect to the Company's existing or future collaborative arrangements and the availability of various methods of financing. The Company expects to seek to raise additional capital either from the public equity market, private placements, and/or R&D collaborations with other pharmaceutical companies. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictions on stock dividends. Adequate funds for the Company's operations, whether from financial markets, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms attractive to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Company's liquidity will be reduced as amounts are expended for continuing research and development.

RESULTS OF OPERATIONS

         The Company's net loss decreased by 94% to $112,000 in the fiscal quarter ended September 30, 1996 compared to a $1,829,000 loss in the corresponding period in the previous year due to an increase in revenues of 273% to $3,031,000 in the fiscal quarter ended September 30, 1996 compared to $812,000 in the corresponding period in the previous year. This increase in revenues was primarily due to a $2 million license fee received in the third quarter related to the Company's collaborative agreement with N.V. Organon. Total expenses increased by 19% from $2,641,000 to $3,143,000 due primarily to increased expenses related to clinical trial and corporate development activities. The Company expects total operating expenses to increase as it increases research and development efforts.

         Research and development expenses increased 14% to $2,389,000 for the quarter ended September 30, 1996 from $2,101,000 in the corresponding period in the previous year. This is due to an increase in clinical activities related to the Company's AnergiX for multiple sclerosis which is in Phase I testing, and to an increase in clinical costs associated with the Company's ongoing Phase II clinical trial of AnervaX for rheumatoid arthritis. The Phase II clinical trial of AnervaX was initiated in June of 1996.

         General and administrative expenses increased 60% to $716,000 for the quarter ended September 30, 1996 compared to $448,000 in the corresponding period in the previous year primarily due to compensation costs associated with the retirement of John Fara, Ph.D., the former President and CEO, the recruitment and compensation costs related to the hiring of Barry Sherman, M.D., as President and CEO, costs related to additional recruitment efforts and increased corporate development activities.

         Interest income decreased to $167,000 for the quarter ended September 30, 1996 as compared to $185,000 in the corresponding period in the previous year due to lower average cash balances in 1996. Interest expense decreased to $38,000 for the quarter ended September 30, 1996 as compared to $92,000 in the corresponding period in the previous year due to lower debt balances. Interest income is expected to increase as a result of the investment of the net proceeds from the 1996 Follow-on Offering, and to decline gradually over future periods as invested capital is used for operating activities.

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and reports on Form 8-K

           a)     Exhibits

         Exhibit     Description                                                   Page
         -------     -----------                                                   ----
         3.1         Restated and Amended Articles of Incorporation.                (1)
         3.2         Bylaws, as amended.                                            (1)
         4.1         Form of Common Stock Certificate.                              (1)
         10.15       Employment Agreement of Barry M. Sherman, M. D.
         10.16       1996 Stock Plan and form of agreement.
         27.1        Financial Data Schedule

              (1) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1 (No. 33-42107), as amended.


           b)    Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ANERGEN, INC.




Date:    November 8, 1996      By:/s/ JOHN W. VARIAN
                                  --------------------------------
                                      John W. Varian
                                      Vice President,
                                      Finance and Chief Financial  Officer
                                      on behalf of the Company and
                                      as principal financial and accounting
                                      officer

                                 EXHIBIT INDEX

EXHIBIT         DESCRIPTION                                             PAGE
-------         -----------                                             ----
3.1             Restated and Amended Articles of Incorporation          (1)
3.2             Bylaws, as amended.                                     (1)
4.1             Form of Common Stock Certificate.                       (1)
10.15           Employment Agreement of Barry M. Sherman, M.D.
10.16           1996 Stock Plan and form of agreement.
27.1            Financial Data Schedule

        (1) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1 (No. 33-42107), as amended.