Form 10-K405
period 1996-12-31
ANERGEN INC
filed 1997-03-28
CIK 877929

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark one)
  [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        COMMISSION FILE NUMBER:  0-19454

                                 ANERGEN, INC.
             (Exact name of registrant as specified in its charter)

                CALIFORNIA                              77-0183594
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

    301 PENOBSCOT DRIVE, REDWOOD CITY, CALIFORNIA           94063
      (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (415) 361-8901

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     None.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes   X    No
                                            -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 14, 1997 as reported on the NASDAQ National Market System, was approximately $30,621,705. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 1997, Registrant had outstanding 18,787,745 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of shareholders of the Company which will be filed no later than 120 days after December 31, 1996.

                               TABLE OF CONTENTS

PART I
         Item 1.     Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4
         Item 2.     Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15
         Item 3.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . .       15
         Item 4.     Submission of Matters to a Vote of Security Holders  . . . . . . . . .       16
PART II
         Item 5.     Market for Registrant's Common Equity and Related
                     Shareholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . .       17
         Item 6.     Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . .       18
         Item 7.     Management's Discussion and Analysis of Financial Condition and
                     Results of Operations  . . . . . . . . . . . . . . . . . . . . .             19
         Item 8.     Financial Statements and Supplementary Data  . . . . . . . . . . . . .       28
         Item 9.     Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . .       41
PART III
         Item 10.    Directors and Executive Officers of the Registrant   . . . . . . . . .       41
         Item 11.    Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . .       41
         Item 12.    Security Ownership of Certain Beneficial Owners and Management   . . .       41
         Item 13.    Certain Relationships and Related Transactions   . . . . . . . . . . .       41
PART IV
         Item 14.    Financial Statement Schedules, Reports on Form 8-K and Exhibits  . . .       41
SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       44

         THIS ITEM CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", UNDER "RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE" AND ELSEWHERE IN THIS REPORT.

                                     PART I
ITEM 1.      BUSINESS

GENERAL

         Anergen, Inc. (the "Company" or "Anergen") is focused on the treatment of autoimmune diseases through the discovery and development of proprietary therapeutics that selectively interrupt the disease process. Anergen's current research and development efforts are focused on two distinct core technologies, AnergiX(TM) and AnervaX(TM), that the Company believes may be used to treat a broad range of autoimmune diseases without generally suppressing the immune system. The Company is currently conducting a Phase I clinical trial of the Company's AnergiX compound for the treatment of multiple sclerosis (MS) and a Phase IIa clinical trial of its AnervaX compound for the treatment of rheumatoid arthritis (RA). Since 1993, the Company has collaborated with Novo Nordisk A/S ("Novo Nordisk") in the development of AnergiX treatments for MS, insulin-dependent diabetes mellitus ("IDDM"), and myasthenia gravis ("MG"). In June 1996, the Company entered into a collaborative agreement with N. V. Organon ("Organon") to develop an AnergiX treatment for RA.

         The Company was founded in 1988 to discover and develop biopharmaceutical compounds for the treatment of autoimmune diseases. To achieve profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture and market products. The Company does not have any products available for sale nor does it expect to have any products commercially available for at least several years, if at all. The Company's potential products are at the early stages of research and development, with only limited human testing of certain of the Company's products undertaken to date. The products currently under development by the Company will require significant research, laboratory testing and clinical trials and investment of capital prior to their commercialization. There can be no assurance that any potential products will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be successfully marketed.

         In the body's immune system, T cells normally regulate the identification and destruction of foreign substances and malignant cells. Autoimmune diseases are caused by abnormal destruction of healthy body tissues by disease-specific T cells. Anergen's results to date suggest that treatments based on its core technologies may interrupt the chain of events fundamental to the onset and continuation of certain autoimmune diseases. The Company's AnergiX technology selectively destroys or inactivates (anergizes) the T cells implicated in the disease process. Its second core technology, AnervaX, stimulates the immune system to produce antibodies that may interfere with the presentation of self-antigens to destructive T cells. The Company believes that, because its potential therapeutics target only disease-specific T cells, the normal function of the immune system should remain unaffected. In contrast, currently available therapies for autoimmune diseases treat only the symptoms of the disease or broadly suppress the immune system, which can compromise the ability of the immune system to protect against foreign substances.

         Anergen initiated a Phase I clinical trial of its AnergiX compounds for the treatment of MS in September 1996. The AnergiX compound is designed to inactivate (anergize) or create cell death in the specific T cells of the immune system responsible for disease progression without affecting other T cells involved in the immune defense. The Company is collaborating with Novo Nordisk on the development of this compound.

         In April 1996, the Company initiated a multicenter, double-blind, placebo-controlled Phase IIa clinical trial of its AnervaX compound for the treatment of RA. The results of a Phase I clinical trial completed in October 1995 indicated that AnervaX is well tolerated and can stimulate an immune response in RA patients. Preclinical results have also demonstrated that the Company's AnervaX approach may prevent the onset or reduce the severity of autoimmune disease in animal models.

         The Company entered into a collaborative agreement with Novo Nordisk in August 1993 under which Novo Nordisk, in exchange for certain marketing rights, will support research and development of the Company's MS, MG and IDDM programs, make milestone payments, and pay royalties on product sales, if any. The Company has the right to co-promote any resultant products for MS and MG in North America. The Company will receive royalties on any products in these three disease areas which are not co-promoted. In addition, at the time of the agreement, Novo Nordisk made an $8 million equity investment in the Company for 1,219,745 shares of the Company's Common Stock. In March 1996, the development program with Novo Nordisk was extended through August 1998, increasing total funds expected to be received by the Company under the collaboration from $25 million to $35 million. These amounts do not include the cost of clinical trials that will be borne directly by Novo Nordisk. The Company recorded $3.1 million in contract revenues related to this agreement in 1996 as compared to $3.0 million and $2.3 million in 1995 and 1994, respectively.

         In June 1996, the Company entered into a collaborative agreement with Organon under which Organon, in exchange for certain marketing rights, will support research and development of an AnergiX compound to treat RA that incorporates a proprietary peptide discovered by Organon. Under the arrangement, the Company received a one-time license fee of $2 million in September 1996, and Organon will support research and development, make milestone payments and pay royalties on sales, if any. The Company recorded $412,000 in research support related to this agreement in 1996. The license fee, research and development support, and milestone payments that the Company may receive under this agreement are estimated to exceed $15 million. These amounts do not include the cost of clinical trials that will be borne directly by Organon.

AUTOIMMUNE DISEASES

         Background.   Normally, the immune system recognizes and distinguishes
between invading foreign substances or "antigens" and the body's own tissue. The body is able to react continually to a wide variety of antigens, to remember a foreign substance to which it has been exposed previously, and to rid itself of a foreign substance. The ability of the immune system to distinguish between its own tissue (self) and foreign substances is essential for its normal function.

         The recognition and memory processes of the immune system are controlled by the activity of several types of cells. One of the more important, the "T cell," plays a critical role in recognizing antigens, initiating an immune response and regulating the resulting cascade of immunological events. Another type of cell, the "B cell," secretes antibodies that are involved in the recognition and neutralization of antigens. These processes require the involvement of proteins called human leukocyte antigen ("HLA") molecules which are found on the surface of certain cells in the body. The HLA molecules are encoded by gene complexes called a major histocompatibility complexes ("MHC"). The terms HLA and MHC are sometimes used interchangeably.

         When a foreign substance enters the body, antigen presenting cells, which act as scavenger cells, encounter and engulf the foreign substance.
These scavenger cells internally break down the antigen into smaller components called "peptides". The antigen presenting cell then transports each individual peptide, called an "epitope," bound to the HLA molecule as a complex, to its outer cell membrane where it is presented to various T cells. Once a responsive T cell is stimulated, it initiates an immune response that eliminates the foreign substance from the body. T cells recognize HLA-epitope complexes through receptors on their surfaces, with each type of T cell recognizing only one out of millions of possible HLA-epitope complexes. There are several classes of HLA molecules, with HLA Class II ("HLA II") molecules involved in the presentation of self-antigens.

         While the immune system is normally extremely efficient in seeking and destroying foreign substances, in some cases, for reasons that are not yet understood, the immune system is triggered to begin destroying the body's own healthy tissue, resulting in autoimmune diseases such as RA, MS, IDDM and MG. In these diseases, "self" tissue is presented to T cells which respond by initiating an immune response that destroys healthy tissue. For example, T cells are involved in the destruction of nerve structures in MS, joint tissue in RA, and insulin-producing beta cells in IDDM.

         Existing Therapeutic Approaches.   Traditional therapies for
autoimmune diseases include steroids and other immunosuppressive drugs that generally treat the symptoms rather than the cause of the disease and are unable to prevent the activation of T cells that initiate the destructive immune response. Current treatments are typically administered based on disease severity. For mild forms of these diseases, drugs that ameliorate the symptoms may be given. These drugs do not prevent the progression of tissue destruction and are relatively ineffective in treating more severe symptoms. In advanced disease stages, more powerful immunosuppressive drugs are used to suppress the body's entire immune system. This has some therapeutic effect, but also limits the body's ability to respond to invading foreign substances, which substantially increases the risk of contracting other illnesses. In addition, such drugs generally have numerous other unwanted and often severe side effects.

ANERGEN TECHNOLOGY

         The Company's technology programs focus on the discovery and development of proprietary therapeutics that destroy or inactivate T cells involved in the disease process or selectively interrupt antigen presentation to the T cells without affecting the protective functions of the immune system. Anergen believes that its approaches to preventing or arresting autoimmune diseases may result in therapies that are more specific and have fewer side effects than currently available treatments. The two core technologies, AnergiX and AnervaX, under development by the Company are summarized below.

         AnergiX Technology.   The Company's AnergiX technology is currently
being used to develop products for MS, RA, IDDM and MG. An AnergiX compound consists of an epitope of the self-antigen that would normally be associated with triggering an autoimmune response in a particular disease, combined with a soluble HLA II molecule. The AnergiX compound thus has two of the three primary elements associated with the autoimmune response, but lacks the third element, the antigen presenting cell. It is believed that the activation of T cells requires not only the initial signal provided by the binding to the T cell receptor of the HLA-epitope complex which is on the surface of antigen presenting cells, but also a "second signal" provided by the antigen presenting cell itself. Anergen believes that the binding of its AnergiX compound to the receptor site of the destructive T cell, in the absence of the antigen presenting cell and its "second signal" inactivates that T cell. This inactivated or nonresponsive state is referred to as a state of "anergy". The Company believes that by inducing anergy, the autoimmune response can be interrupted. In addition, the Company has shown that in the presence of AnergiX, a significant percentage of T cells may undergo apoptosis, or programmed cell death, which will also serve to interrupt the autoimmune process.

         The Company believes, based on its research to date, that the state of anergy created by the introduction of the Company's AnergiX may last for periods of up to several months. The results of the Company's research demonstrated that a state of anergy may even be induced in T cells that have already been activated, indicating that such T cells could be inactivated even after the destructive chain reaction has begun. Because the Company believes that its AnergiX compounds will bind only to T cells specific to a disease, other T cells are not expected to be affected, and the rest of the immune system should remain responsive to foreign substances.

         AnervaX Technology. The Company's AnervaX technology is currently being developed to treat RA. AnervaX is a synthetic peptide vaccine consisting of a small portion of the HLA II molecule. AnervaX is designed to elicit an immune response that interferes with the presentation of self-antigens to T cells. This immune response is intended to stimulate the production of a patient's own antibodies to a subset of the HLA molecules on the patient's antigen presenting cells. The Company believes that because AnervaX targets only the subset of HLA molecules that appear to be involved in the particular autoimmune disease, this approach potentially will allow for the prevention or treatment of autoimmune disease without generally suppressing the patient's overall immune system.

PRODUCTS UNDER DEVELOPMENT

         The following table sets forth the current status of Anergen's product development programs.

                                                               PATIENT POPULATION     CORPORATE       DEVELOPMENT
    DISEASE TARGET                                TECHNOLOGY     U.S./WORLDWIDE       ALLIANCES (1)   STATUS (2)
------------------                                ----------     --------------       -------------   ----------
    Multiple Sclerosis  . . . . . . . . . . . .     AnergiX      300,000/650,000      Novo Nordisk    Phase I

    Rheumatoid Arthritis  . . . . . . . . . . .     AnervaX    2,500,000/8,000,000           -        Phase IIa
                                                    AnergiX    2,500,000/8,000,000    Organon         Preclinical

    Insulin-Dependent Diabetes Mellitus   . . .     AnergiX     600,000/1,800,000     Novo Nordisk    Research

    Myasthenia Gravis   . . . . . . . . . . . .     AnergiX       25,000/50,000       Novo Nordisk    Preclinical

    Inflammatory Bowel Disease  . . . . . . . .     AnergiX    2,000,000/5,000,000           -        Research

      (1) See "Business - Collaborative Arrangements" for a discussion of the relative rights of the Company and its collaborative partners.
      (2)  Research:  Initiation of research studies.
           Preclinical: Identification of a specific molecule for potential human testing.
           Phase I: Initial phase of human clinical testing to determine safety and measure certain biological parameters.
           Phase IIa: Multicenter, double-blind, placebo-controlled clinical trial for safety, immunogenicity, dosage determination and initial efficacy in a limited patient population.

         Multiple Sclerosis. Multiple sclerosis is a progressive inflammatory disease of the central nervous system that predominantly affects young adults and causes increasing neurologic damage and disability throughout life. Symptoms range from painful facial muscle spasms, vertigo and vomiting to a myriad of motor and sensory problems. In the United States, the average longevity of patients after diagnosis with MS is over thirty years. The care of MS patients requires long-term medical, neurologic and psychological treatment and support. The use of steroids and immunosuppressant drugs is the most common treatment for MS today, but these drugs often have significant unwanted side effects such as nausea and high blood pressure. Based on published data and other sources, the Company believes that there are approximately 650,000 cases of MS worldwide. The Company does not know what side effects, if any, may result from treatment using the Company's AnergiX approach. Such side effects, if any, will be identified during human clinical trials. If the Company is successful in obtaining approval to market any of its treatments, it will have to compete for market share against other therapies which may exist at that time.

         The Company and Novo Nordisk have developed a potential AnergiX therapeutic for MS which is a compound of an HLA molecule combined with a peptide derived from myelin basic protein, the self-antigen believed to be involved in MS. The Company initiated Phase I clinical testing of its AnergiX for MS in 1996. The costs of this and future trials are fully supported by Novo Nordisk. The Company's preclinical tests demonstrated that the use of an AnergiX compound prevented or reduced paralysis caused by the T cell-initiated destructive autoimmune response in an animal model of MS. Additionally, in vitro testing of AnergiX on human cells demonstrated inactivation of T cells associated with MS. This study also indicated that patients' T cells respond to the same antigen over time and that potentially effective doses appear to be low.

         Under the Company's collaborative agreement with Novo Nordisk, Novo Nordisk will support research and development of the Company's MS program, including the full cost of all clinical testing, and will pay royalties on worldwide sales of any resulting products. The Company has retained co-promotion rights in North America for therapeutics in MS.

         Rheumatoid Arthritis. Rheumatoid arthritis is a systemic inflammatory disease that causes joint pain, swelling and, eventually, deformities. In some cases, people afflicted with RA experience severe musculoskeletal disability. Over time, progression of the disease involves degradation and destruction of the surrounding cartilage and bone. Current treatment of RA involves the use of a variety of drugs in successive stages: first, with drugs having analgesic actions such as aspirin and other non-steroidal and anti-inflammatory drugs; second, with agents such as gold and penicillamine that reduce the symptoms of RA; and third, with drugs which attempt to contain the disease, including immunosuppressive drugs such as corticosteroids and methotrexate. Each of these three approaches has side effects of varying intensity and risks that increase as one moves to the more aggressive therapies. Based on published data and other sources, the Company believes that there are approximately 8,000,000 cases of RA worldwide.

         The Company completed Phase I clinical testing of its AnervaX peptide vaccine to treat RA in October 1995 and initiated Phase IIa clinical testing in April 1996. Preclinical testing demonstrated that Anergen's AnervaX approach may prevent the onset of disease and reduce the severity of active disease in certain animal models of autoimmune disease (experimental allergic encephalomyelitis and non-obese diabetic ("NOD") mice). In vitro testing indicates that animals treated with the AnervaX peptide vaccine generate antibodies against HLA II molecules. The Company believes that such antibodies bind to HLA II molecules and that this binding may interfere with the interaction between HLA and T cells that is involved in the progression of autoimmune disease. The results of the Phase I study show the vaccine to be well tolerated and capable of inducing an antibody response.

         In addition, the Company is developing an AnergiX compound to treat RA in conjunction with Organon under an agreement entered into in June 1996. The compound to be developed uses Anergen's proprietary AnergiX technology and incorporates a proprietary peptide discovered by Organon. Under the agreement, Organon, in exchange for certain marketing rights, will support research and development, including the full cost of all clinical testing, pay a one-time license fee, make milestone payments and pay royalties on product sales, if any.

         Insulin-Dependent Diabetes Mellitus. IDDM, or Type I diabetes, is caused by an autoimmune attack resulting in destruction of the insulin-producing beta cells in the pancreas. Insulin regulates the cellular uptake and metabolism of glucose, and its deficiency leads to hyperglycemia, diabetic acidosis, and diabetic coma. Long-term complications include vision loss, renal failure and peripheral neuropathy. Currently, individuals with IDDM are given insulin to supplement their ability to produce sufficient amounts of the hormone. IDDM usually appears in individuals before the age of 20 and affects about 0.5% of the Caucasian population worldwide. Based on published data and other sources, the Company believes that there are approximately 1,800,000 cases of IDDM worldwide.

         The Company has performed preclinical studies using an AnergiX compound composed of an MHC molecule coupled with a synthetic glutamic acid decarboxylase ("GAD") peptide in NOD mice, an animal model of IDDM. The GAD peptide is suspected to be the self-antigen which leads to the autoimmune attack in diabetes. The Company tested this compound by treating NOD mice in a dosing regimen designed to inactivate or anergize disease-causing T cells, thereby preventing diabetes. Results of the study showed that treatment with the AnergiX complex reduced the rate of destruction of insulin-producing beta cells in a dose dependent manner, while treatment with the GAD peptide alone accelerated the disease. Under the Company's collaborative agreement with Novo Nordisk, Novo Nordisk supports research and development of the Company's program and will pay royalties on worldwide sales of any resulting products.

         Myasthenia Gravis. MG is a neuromuscular disorder that is characterized by muscle weakness and, in severe cases, may lead to death. Current methods of treatment of MG utilize drugs that only ameliorate the symptoms and generally are not effective in most cases of moderate or progressive MG. The more powerful of these drugs have significant unwanted side effects. Based on published data and other sources, the Company believes that there are approximately 50,000 cases of MG worldwide.

         The Company has established an in vivo experimental model of autoimmune myasthenia gravis in rats, which is considered pathologically and clinically comparable to human MG. Initial results indicate that the Company's AnergiX for MG significantly reduces clinical symptoms of this disease in rats. Additionally, the Company tested its therapeutic approach for MG on human cells. Through this study, the Company has identified what it believes to be an appropriate antigenic peptide involved in MG. Using an AnergiX compound, the Company has demonstrated in vitro inactivation of T cells associated with MG and that therapeutically effective doses appear to be low. Under the Company's collaborative agreement with Novo Nordisk, Novo Nordisk supports research and development of the Company's MG program and will pay royalties on worldwide sales of any resulting products. The Company has retained co-promotion rights in North America for therapeutics in MG.

ADDITIONAL APPLICATIONS FOR ANERGEN TECHNOLOGIES

         The Company believes that its core technologies could be applied to a number of the other autoimmune diseases. To create an effective AnergiX product intended to inactivate the T cells associated with a specific autoimmune disease, one must correctly combine a proper epitope specific for the target autoimmune disease with a proper HLA molecule associated with that disease. Recent advances in the understanding of events that trigger autoimmune diseases have accelerated the search for the epitopes associated with particular diseases. Anergen intends to license technology developed by others and to collaborate in the research and development of epitopes that, when combined with the Company's HLA molecules in a proprietary soluble form, would result in AnergiX compounds for the treatment of other autoimmune diseases.
The Company has a research collaboration with a physician at the University of Medicine and Dentistry of New Jersey to identify the epitope associated with Inflammatory Bowel Disease.

         In order to develop additional AnervaX peptide vaccine products, the Company must first identify the particular HLA sub-type involved with initiation and continuation of the particular autoimmune disease. The Company must then identify that portion of the HLA molecule sub- type that triggers an immune response. It is this response that interferes with the presentation of the self antigen to disease-related T cells. Based upon recent advances in the understanding of the genetic clustering of HLA sub-types and their involvement in other autoimmune diseases, the Company believes additional product candidates may be developed utilizing its AnervaX core technology.

         While development and commercialization of the Company's approach to altering autoimmune disease states remains Anergen's focus, the Company is also monitoring other opportunities that may arise out of its technology and expertise, including the development of diagnostics for autoimmune and related diseases and the possibility of adapting its T cell-specific drug delivery approach to delivering compounds that would kill particular T cells, a method that may prove useful in severe cases where an autoimmune disease has substantially progressed. The Company expects to pursue funding from collaborative partners prior to extensive research in any of these areas.

COLLABORATIVE ARRANGEMENTS

         Novo Nordisk A/S. In August 1993, the Company entered into a collaborative agreement with Novo Nordisk with an initial three-year development term and Novo Nordisk made an equity investment in the Company. Under the collaborative agreement, Novo Nordisk will make milestone payments and support research and development of the Company's MS, MG and IDDM programs in exchange for exclusive worldwide rights to products developed under the collaboration, including rights to commercialize these products, subject to the payment of royalties to the Company. The Company has retained rights of co-promotion in North America for therapeutics in MS and MG. In the event the Company engages in co-promotion of its MS and MG products in North America, Novo Nordisk has agreed to modify the royalty payments made to the Company to compensate for the level of its marketing and sales efforts in amounts to be negotiated. In March 1996, the Company and Novo Nordisk extended the term of the development program by an additional two-year period through August 1998. Novo Nordisk may terminate the agreement with respect to its development rights upon six months prior notice. The development program is subject to ongoing review by a research committee which includes equal representation of both partners. The development expenses incurred by the Company and reimbursable by Novo Nordisk are significant and expected to increase. Under the original agreement, the research and development support and milestone payments which may be received by the Company under this agreement are estimated to total $25 million, including an $8 million equity investment made in the Company in August of 1993 for 1,219,745 shares of the Company's Common Stock. The Company recorded $3.1 million in contract revenues related to this agreement in 1996 compared to $3.0 million and $2.3 million in 1995 and 1994, respectively. The extension of the term of the development program in March 1996 increased the estimated total proceeds to the Company by an additional $10 million to $35 million.

         N.V. Organon. In June 1996, the Company entered into a collaborative agreement with Organon under which Organon paid a license fee of $2 million, will make milestone payments, and support research and development of an AnergiX compound intended for the treatment of RA in exchange for certain marketing rights, including certain rights to the commercialization of these products, subject to the payment of royalties to the Company. The compound to be developed uses Anergen's proprietary technology and incorporates a proprietary peptide discovered by Organon coupled with an HLA molecule. This arrangement has no effect on the Company's ownership of its AnervaX therapeutic intended to treat RA, which is currently in Phase IIa clinical testing. The Company's development program under the Organon agreement has an initial three-year term. Under the agreement, Anergen granted to Organon exclusive worldwide rights to any products developed under the collaborative agreement, including rights to commercialize the products. While the agreement initially grants Organon rights to any AnergiX compounds within the field of RA, after an initial Phase I study, Anergen has the right, at its sole discretion, to convert Organon's rights to a non-exclusive basis, in which case milestone payments and royalty rates would be modified.

         The agreement with respect to marketing rights continues in full force for as long as Organon is engaged in marketing such products. Organon may terminate the development program after thirty months by giving the Company six months prior written notice. The Company has retained certain limited rights of co-promotion in North America for therapeutics developed under the arrangement. In the event the Company engages in co-promotion of products in North America, Organon has agreed to modify the royalty payments made to the Company to compensate for the level of its marketing and sales efforts in amounts to be negotiated. The development program is subject to ongoing review by a research committee which includes equal representation of both partners. The development expenses incurred by the Company and reimbursable by Organon are expected to be significant and increase.

         Other Arrangements. The Company has several collaborations with academic and clinical researchers to perform certain research, development and clinical trial activities. To the extent that the Company is unable to maintain or establish such collaborative arrangements, the Company's research, development and clinical activities and business would be adversely affected.

         The Company's strategy for the development, clinical trials, manufacturing and commercialization of its products includes maintaining existing and establishing additional collaborations with corporate partners, licensors, licensees and others. There can be no assurance that the Company will be able to maintain existing collaborative arrangements in total or for each disease area or establish new collaborative arrangements in the future.
To the extent that the Company is unable to maintain or establish such collaborative arrangements, the Company's research and development efforts and business would be adversely affected. In addition, the Company's collaborative partners may develop, either alone or with others, products that compete with the development and marketing of the Company's products. The development of such competing products may result in the withdrawal of support with respect to all or a portion of the Company's technology which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors That May Affect Future Operating Performance - Dependence on Collaborative Partners."

MANUFACTURING

         Manufacture of the Company's AnergiX compounds requires the production of two basic parts: the disease specific epitope and the HLA molecule. The Company then combines these two component parts and puts them in a soluble form suitable for a therapeutic product. The Company is currently synthesizing several different epitopes related to MS, RA, IDDM and MG for use in its research and development operations. To date, the Company has contracted with an outside manufacturer to produce the selected MS specific peptide under GMP guidelines. In the future the Company may consider scaling up its synthesis operations in order to produce these epitopes internally.

         Production of HLA molecules can be accomplished in one of two ways:
HLA molecules can be extracted from cells cloned from commercially available cell lines or HLA molecules can be produced using recombinant DNA technology. During 1993, the Company began producing HLA molecules in its pilot clinical manufacturing facility. The initial production utilizes a mammalian cell culture system to grow cells from a human cell line from which HLA molecules are extracted. In 1995, the Company was inspected and granted a site license to manufacture products for human use by the California Food and Drug Administration. The Company, together with Novo Nordisk, is currently in the process of evaluating production of HLA molecules using recombinant DNA technology. The Company believes that either production methodology will provide sufficient quantities of HLA for the Company's anticipated clinical trials.

         The Company has contracted with an outside manufacturer to fill, finish and package its final compounds. The Company's strategy is to maintain control over its AnergiX manufacturing technology which will facilitate seeking of patent protection and enable timely supply of products for clinical trials. Whether the Company will choose to develop a full-scale manufacturing facility, rely on its corporate partner, or rely on outside contract manufacturing will be determined in the future after consideration of the Company's financial and scientific resources and the potential advantages and disadvantages of these alternatives. Anergen and Novo Nordisk have agreed to share manufacturing of AnergiX, but it is at the discretion of Novo Nordisk to determine the degree to which the Company will share in the manufacture of AnergiX. See "Risk Factors that May Affect Future Operating Performance - Dependence on Collaborative Partners" and "- Need to Develop Manufacturing Capabilities."

         Manufacture of the Company's AnervaX compounds is performed by an outside contract manufacturer and the resultant product is filled and finished by a second subcontractor. There can be no assurance that the Company will be able to find qualified outside parties to be able to perform these functions on a timely basis or at a quality and price level that is acceptable to the Company in the future.

MARKETING AND SALES

         The Company currently has no sales, marketing or distribution capability. The Company has entered into collaborative relationships with Novo Nordisk and Organon for the commercialization of its AnergiX products for MS, MG, IDDM, and RA. For other potential products, the Company intends to rely on relationships with one or more pharmaceutical companies with established distribution systems and direct sales forces to market its products. In the event that the Company is unable to reach agreement with one or more pharmaceutical companies to market its products, it may be required to market its products directly and to develop a marketing and sales force with technical expertise and with supporting distribution capability. There can be no assurance that the Company will be able to establish in-house sales and distribution capabilities or relationships with third parties, or that it will be successful in gaining market acceptance for its products. To the extent the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will also depend upon the efforts of third parties, and there can be no assurance that such efforts will be successful. See "Risk Factors that May Affect Future Operating Performance - Dependence on Collaborative Partners" and "- Lack of Marketing Experience; Dependence on Third Parties."

PATENTS AND PROPRIETARY RIGHTS

         The Company is pursuing patent protection for its proprietary technologies. In July 1992, the Company was issued a U.S. patent that covers pharmaceutical compositions comprising MHC-peptide complexes. Four subsequent U.S. patents have provided additional protection for these complexes, methods of making them, and their use to induce anergy in T cells. The last patent in this series was issued in November 1995 and all five U.S. patents in such series expire in 2009. The Company has also been issued one other U.S. patent based upon other aspects of its research, expiring in 2011. In June 1996, the Company received a grant for a European patent directed to the MHC-peptide complexes, expiring in 2008. A related patent has also been issued in Korea, expiring in 2008. In addition, Anergen has filed other patent applications in Canada, the EPO and Japan. Pending patent applications in the U.S. and Japan include those covering different aspects of the Company's AnergiX and AnervaX technologies.

         The Company has also entered into a number of collaborative research arrangements with consultants at academic institutions. These agreements generally provide for exchanges of information and for nondisclosure of technical information by both parties, but the Company's current agreements do not obligate the Company to release any of its technology for use by any other entities nor commit the Company to pay royalties on any discovery made in connection with such research agreements. The Company has a "technology license agreement" with a collaborator related to its AnervaX technology which provides for payment of royalties if resultant products are commercialized. In the future, the Company may enter into agreements which provide for royalties in exchange for technology rights.

         The Company's success will depend in part on its ability to maintain patent protection for its therapeutic approach and for any developed products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. Although the Company has obtained and applied for patents covering certain aspects of its technology, no assurances can be given that additional patents will be issued or, if issued, that the scope of any patent protection will be significant, or that the patents will be held valid if subsequently challenged. Moreover, the Company cannot ascertain with certainty that no patent conflict will exist with other products or processes which could compete with the Company's approaches. See "Risk Factors that May Affect Future Operating Performance - Uncertainty Relating to Patents and Proprietary Rights."

         The terms Anergen, AnergiX, MS/AnergiX, MG/AnergiX, IDDM/AnergiX, RA/AnergiX and AnervaX are trademarks of the Company. The Company's registration of the trademarks Anergen, AnergiX, and AnervaX are currently pending, and the Company intends to register the remaining trademarks.

COMPETITION

         The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. The Company's competitors include major pharmaceutical, chemical and specialized biotechnology companies, most of which have financial, technical, research and development, manufacturing, clinical and marketing resources significantly greater than those of the Company. The Company believes that these other entities recognize the need for effective therapies for the autoimmune diseases targeted by the Company and are highly motivated to develop such therapies. In addition, many specialized biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products that may be competitive with those of the Company. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures. The Company is aware of certain products in development by competitors that are intended to be used for the prevention or treatment of certain diseases the Company has targeted for product development. The existence of these products, or other products of which the Company is not aware, or products or treatments that may be developed in the future which may be more effective, may adversely affect the commercialization or marketability of products which may be developed by the Company or potentially render the Company's technology obsolete or non-competitive.

         The Company's competitive position will depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and secure adequate capital resources. In addition, the first pharmaceutical product to reach the market in a therapeutic or preventive area is often at a significant competitive advantage relative to later entrants to the market. The Company expects its products, if approved for sale, to compete primarily on the basis of product efficacy, safety, patent position, reliability, price and patient convenience.

         There are numerous pharmaceutical and biotechnology companies developing therapies against autoimmune diseases. Many pharmaceutical companies are working on products to treat MS. Current therapies, which have limited impact on the disease state and primarily affect symptoms, include two beta interferon drugs. Other potential therapeutics which target the underlying disease state include oral tolerance therapy and peptide-based therapies. In RA, there are also many approaches under development which target the underlying disease state including oral tolerance, peptide-based therapies, peptide vaccines to the T cell receptors and humanized antibodies. In IDDM, one experimental approach is based on non-specific inhibition of T cells using cyclosporin, a general immunosuppressant. In patients who already have IDDM, transplantation of pancreas or insulin-producing # cells is also being explored. Autoimmune diseases are a major target for many companies developing therapeutics, and it is unclear which approaches will work most effectively.

         The Company believes that the ability of its AnergiX to inactivate only the specific T cells related to a particular autoimmune disease may provide, if the Company's products are successfully developed, an important competitive advantage over companies using approaches which have broader suppressive effects on the human immune system. Anergen also believes that its ability to inactivate these specific T cells without the use of toxins, if successfully demonstrated, would be advantageous. The Company also believes that its AnervaX approach, if successfully developed, may offer a competitive advantage if it is found to interrupt disease progression without severely suppressing the immune system. See "Risk Factors That May Affect Future Operating Performance - Competition and Technological Change."

GOVERNMENT REGULATION

         The Company's research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries. Further, the future production and marketing of any products developed by the Company would also be regulated. In the United States, vaccines, drugs and biologics are subject to rigorous review by the Food and Drug Administration ("FDA"). The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, clinical study holds, total or partial suspension of production, refusal of the government to approve New Drug Applications ("NDA"), Product License Applications ("PLA"), Establishment License Applications ("ELA") or allow the Company to enter into supply contracts and criminal prosecution. The FDA also has the authority to revoke PLAs and ELAs previously granted.

         In order to obtain FDA approval of a new biological product, the Company must submit proof of safety, purity, potency and efficacy. In most cases such proof entails extensive pre-clinical, clinical and laboratory tests. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and time consuming, can vary based on the type of product, and may take several years to complete. There is no assurance that the FDA will act favorably or quickly in making such reviews, and significant difficulties or costs may be encountered by the Company in its efforts to obtain FDA approvals that could delay or preclude the Company from marketing any products it may develop or furnish an advantage to competitors. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. In addition, delays imposed by the governmental approval process may materially reduce the period during which the Company may have the exclusive right to exploit patented products or technologies.

         The FDA approval process for a new biological drug involves completion of pre-clinical studies which include laboratory tests and animal studies to assess safety and effectiveness of the drug. Among other things, the results of these studies as well as how the product will be manufactured are submitted to the FDA as part of an IND. Unless the FDA objects human clinical trials may then be conducted 30 days following the receipt of the IND by the FDA. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials. The results of the clinical trials are submitted to the FDA as part of a PLA. In addition to obtaining FDA approval for each AnergiX indication, an ELA must be filed and the FDA must approve the manufacturing facilities for the product. Product sales may commence if the PLA and ELA are approved. Regulatory requirements for obtaining such FDA approvals are rigorous and there can be no assurance that such approvals will be obtained on a timely basis or at all.

         Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing the product in a small number of patients primarily for safety at one or more dosage levels. In Phase II, in addition to safety, the efficacy of the product is evaluated in a patient population slightly larger than Phase I trials, and appropriate dosage is established. Phase III trials typically involve additional testing for safety and clinical efficacy in an expanded patient population at geographically dispersed test sites, and with dosage that will be submitted for approval. A clinical plan, or "protocol", accompanied by the approval of the institutional review board at the institution participating in the trials, and patient informed consent form must be submitted to the FDA prior to commencement of each clinical trial. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time if it believes patient safety is at risk. The Company's regulatory strategy is to seek input from the FDA at all stages of clinical testing and manufacturing process development.

         The results of the pre-clinical and clinical studies on biological drugs such as the Company's AnergiX are submitted to the FDA in the form of a PLA and ELA for approval to commence commercial sales. After completion of the FDA's review of the PLA submission, the submission may be sent to an FDA selected scientific advisory panel composed of physicians and scientists with expertise in the particular field. The FDA scientific advisory panel issues a recommendation to the FDA that includes conditions for approval of the PLA. Although the recommendation is not binding, the agency generally follows an advisory panel's advice. Toward the end of the PLA review process, the FDA will conduct an inspection of the manufacturer's facilities to ensure they are in compliance with the applicable GMP requirements. If the FDA evaluation of both the ELA application and manufacturing facilities contained in the PLA application are favorable, the FDA will issue an approval letter, which usually contains a number of conditions which must be met in order to secure final approval. In responding to the PLA, the FDA may grant marketing approval, require additional testing or information, or deny the application. Governmental approval of products developed by the Company may entail limitations on the indicated uses for which such products may be marketed. Continued compliance with all FDA requirements and the conditions in an approved application, including product specification, manufacturing process, labeling and promotional material and record keeping and reporting requirements, is necessary for all products. Failure to comply, or the occurrence of unanticipated adverse effects during commercial marketing, could lead to the need for product recall or other FDA-initiated action, which could delay further marketing until the products are brought into compliance.

         Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug. An orphan drug is a drug intended to treat a "rare disease or condition," which is a disease or condition that affects populations of fewer than 200,000 individuals in the United States or, if victims of a disease number more than 200,000, the sponsor establishes that it does not realistically anticipate that its product sales will be sufficient to recover its costs. If a product is designated as an orphan drug, then the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product, including limited tax credits and high priority FDA review of an NDA. In addition, the sponsor that obtains the first marketing approval for a designated orphan drug for a given rare disease is eligible to receive marketing exclusivity for a period of seven years. There may be multiple designations of an orphan drug; however, only the sponsor of the first approved NDA for a given drug for its use in treating a given rare disease may receive marketing exclusivity. The Company may apply for orphan drug designation for some of its products and indications in development. There is no assurance that the FDA would grant orphan drug designation or marketing exclusivity for any such indications or products.

         The Company is also subject to regulation by the Occupational Safety and Health Administration ("OSHA") and the Environmental Protection Agency ("EPA") and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. Although the Company believes that its safety procedures for handling and disposing of hazardous materials comply with the standards prescribed by current laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. In addition, regulations may be promulgated governing biotechnology that may affect the Company's research and development programs. The Company is unable to predict whether any agency will adopt any regulation which would have a material adverse effect on the Company's operations. See "Risk Factors That May Affect Future Operating Performance - Government Regulation; No Assurance of Obtaining Product Approvals."

         Sales of pharmaceutical products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA approval, and requirements for licensing may differ from FDA requirements.

         Satisfaction of these FDA requirements, or similar requirements by foreign regulatory agencies, typically takes several years and the time needed to satisfy them may vary substantially, based upon the type, complexity and novelty of the pharmaceutical product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon the Company's activities. There can be no assurance that the FDA or any other regulatory agency will grant approval for any products being developed by the Company on a timely basis, or at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical or clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even if regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. Delay in obtaining or failure to obtain regulatory approvals would have a material adverse effect on the Company's business financial condition or results of operations.

PHARMACEUTICAL PRICING AND REIMBURSEMENT

         Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Initiatives to reduce the federal deficit and to reform health care delivery are increasing these cost containment efforts. The Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls on pharmaceuticals and other fundamental changes to the health care delivery system. Any such proposed or actual changes could cause any potential partners of the Company to limit or eliminate spending on collaborative development projects. Legislative debate is expected to continue in the future, market forces are expected to demand reduced costs and Anergen cannot predict what impact the adoption of any federal or state health care reform measures or future private sector reforms may have on its business.

         In both domestic and foreign markets, sales of the Company's proposed products will depend in part upon the availability of reimbursement from third-party payors, such as government health administration authorities, private health insurers and other organizations. In addition, third-party payers are increasingly challenging the price and cost effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance that the Company's potential products or products discovered in collaboration with the Company will be considered cost-effective or that adequate third-party reimbursement will be available to enable Anergen to maintain price levels sufficient to realize an appropriate return on its investment in product research, discovery and development. Legislation and regulations affecting the pricing of pharmaceuticals may change before the Company's proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for medical products. If adequate coverage and reimbursement levels are not provided by the government and third-party payors for the Company's products, the market acceptance of these products would be adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors That May Affect Future Operating Performance - Uncertainty Related to Pharmaceutical Pricing and Reimbursement."

PRODUCT LIABILITY INSURANCE

         The testing, marketing and sale of human health care products entail an inherent risk of exposure to product liability claims in the event that the use of the Company's technology or prospective products is alleged to have resulted in adverse effects. While the Company has taken, and will continue to take, what it believes are appropriate precautions to minimize exposure to product liability, there can be no assurance that it will avoid significant liability. The Company possesses limited general liability and product liability insurance related to its clinical trials of AnervaX for RA and AnergiX for MS, and certain other types of insurance customarily obtained by business organizations. There can be no assurance that the existing insurance coverage is adequate or that it will avoid liability. The Company intends to seek insurance against product liability risks associated with the testing, manufacturing or marketing of its products. However, there can be no assurance that it will be able to obtain such insurance in the future, or that if obtained, such insurance will be sufficient in amount. Consequently, a product liability claim or other claims with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business, financial condition or results of operations of the Company.

EMPLOYEES

         As of December 31, 1996, the Company had 65 full-time employees, of whom thirteen hold doctoral degrees. Of the 65 full-time employees, 54 are engaged in, or directly support, the Company's research and development activities. The Company also employs several part-time workers. The Company considers relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement. See "Risk Factors That May Affect Future Operating Performance - Dependence on and Need for Additional Key Personnel; Reliance on Academic Collaborators."

SCIENTIFIC ADVISORY BOARD

         Anergen benefits from the advice and assistance of its Scientific Advisory Board, most of whom are involved in ongoing discussions with the Company's researchers and all of whom are involved in full-time teaching and research at academic institutions. The names of the members of the scientific advisory board and some background information about them are set forth below.

         Mark Davis, Ph.D., Professor, Department of Microbiology and Immunology, Stanford University School of Medicine. Dr. Davis has been involved in research on the structure and function of the T cell receptor. His group isolated and characterized a T cell receptor gene and succeeded in expressing both T cell antigen receptor and HLA II molecules in a soluble form to facilitate analysis of their properties.

         Patricia Jones, Ph.D., Professor, Department of Biological Sciences, Stanford University. Dr. Jones has been involved in research on the biochemistry and molecular biology of HLA II molecules.

         Harden McConnell, Ph.D., Robert Eckels Swain Professor in the Department of Chemistry, Stanford University. Dr. McConnell has been involved in research on the properties, structure and functioning of cell membrane components including HLA II proteins. He is also a director of the Company.

         Subramaniam Sriram, M.D., Professor of Neurology, Vanderbilt University Medical Center. Dr. Sriram's research efforts are directed towards elucidating immunological mechanisms of autoimmune diseases of the central nervous system.

He has been involved in advancing the concept that HLA II molecules and helper T cells are necessary parts of the pathology of autoimmune diseases.

         The Company believes it has a good working relationship with its Scientific Advisory Board. Communication with many members of the Scientific Advisory Board takes place on a regular basis and in some cases at least weekly. In accordance with consulting agreements the Company has with these advisors, information conveyed to the Company as part of the consulting activity is the property of the Company. Should scientific discoveries be made by a member of the Scientific Advisory Board in conjunction with other research at another institution rather than while acting as a consultant to the Company, that discovery would generally be owned by the researcher or that institution. If such a discovery were deemed to be helpful in the Company's own research, the Company would have to enter into a license agreement in order to utilize the discovery. The Company relies on its scientific advisors to assist the Company in formulating its research and development strategy. Retaining and attracting qualified advisors will be critical to the Company's success. Each of the Scientific Advisory Board members is paid $12,000 annually for his or her services.

ITEM 2.      PROPERTIES

         Anergen's laboratory and administrative facilities occupy
approximately 27,000 square feet of space in Redwood City, California.   The
majority of these facilities are subject to a lease which expires on January 31, 1999, with a two-year renewal option. The Company believes that this space is adequate for its immediate needs, and that it will be able to obtain additional space as necessary.

ITEM 3.      LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year covered by this report.


EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, who serve at the discretion of the Board of Directors, are as follows:

NAME                               AGE             POSITION WITH THE COMPANY                 OFFICER SINCE
----                               ---             -------------------------                 -------------
Barry M. Sherman, M.D.              55             President, Chief Executive Officer,           1996
                                                       Secretary and Director

John W. Varian                      37             Vice President, Finance and                   1991
                                                       Chief Financial Officer

Jeffrey L. Winkelhake, Ph.D.        52             Vice President, Pharmaceutical Development    1993

Michael G. Shulman, M.D.            57             Vice President, Medical Affairs               1997


         Barry M. Sherman, M.D., joined the Company as President and Chief Executive Officer and as a director in May 1996. Dr. Sherman previously served as Senior Vice President and Chief Medical Officer at Genentech, Inc. ("Genentech"), a biotechnology company. Dr. Sherman joined Genentech in 1985, and while there served as a member of the Operations Committee and was responsible for the company's overall clinical development activities. Since 1986, Dr. Sherman has also been a Clinical Professor of Internal Medicine at Stanford University. From 1971 to 1985, Dr. Sherman was a professor of Internal Medicine, Director of the Clinical Research Center and Associate Chairman of the Department of Internal Medicine at the University of Iowa College of Medicine. Dr. Sherman received his M.D. in 1966 from the University of Michigan.

         John W. Varian joined the Company as Vice President, Finance and Chief Financial Officer in August 1991. Prior to joining the Company, and since 1987, Mr. Varian was a Senior Manager with Ernst & Young LLP. Mr. Varian is a certified public accountant and received his BBA from Western Michigan University. As of April 30, 1997, Mr. Varian will be resigning as an executive of the Company.

         Jeffrey Winkelhake, Ph.D., joined the Company in April 1993 as Vice President, Pharmaceutical Development. Prior to joining the Company, Dr. Winkelhake served for three years as Director of Program Management at Cytel Corporation, a biotechnology company. Prior to that, he served for over six years as Director of Pharmacology at Cetus Corporation, also a biotechnology company. Dr. Winkelhake received his Ph.D. in Immunochemistry/Pharmacology from the University of Illinois in 1974.

         Michael G. Shulman, M.D., joined the Company in January 1997 as Vice President, Medical Affairs. Prior to joining the Company, Dr. Shulman served from June 1995 as a Medical Director and consultant to SangStat Medical Corporation. From January 1994 to December 1996, Dr. Shulman served as Marketing Agent for the Mercer University School of Pharmacy. From February 1994 to December 1994, he served as Associate Medical Director of Syntex Development Research, a pharmaceutical company. Prior to that, Dr. Shulman served for over two years as Associate Director of Immunohematology and Cardiovascular for Sandoz Pharmaceuticals Corporation.

         There are no family relationships among the executive officers of Anergen, Inc.

                                    PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "ANRG". The following table sets forth, for the periods indicated, the low and high closing sale prices for the Company's Common Stock as reported on the NASDAQ National Market:

               1995                                            Low                  High
               ----                                            ---                  ----
               First Quarter  . . . . . . . . . . . .       $ 1.88                $ 4.00
               Second Quarter . . . . . . . . . . . .         2.13                  4.13
               Third Quarter  . . . . . . . . . . . .         3.13                  5.38
               Fourth Quarter . . . . . . . . . . . .         2.63                  5.25

               1996
               ----
               First Quarter  . . . . . . . . . . . .         3.56                  4.38
               Second Quarter . . . . . . . . . . . .         3.25                  6.00
               Third Quarter  . . . . . . . . . . . .         3.06                  5.25
               Fourth Quarter . . . . . . . . . . . .         2.81                  4.13

         As of March 7, 1997, 18,782,327 shares of the Company's Common Stock were issued and outstanding and held of record by approximately 357 shareholders and were beneficially owned by over 400 shareholders.

         The market price of the Company's Common Stock, similar to the securities of other biotechnology companies, has been and is likely to continue to be highly volatile. Announcements regarding the results of regulatory approval filings, clinical trials or other testing, technological innovations or new commercial products by the Company or its competitors, patents and intellectual property rights by the Company or its competitors, developments as to current or future collaborations by the Company or its competitors, government regulations, the status of health care initiatives, fluctuations in operating results, changes in recommendations by financial analysts, and general market conditions for biotechnology stocks could have a significant impact on the future price of the Common Stock. Trading volume of the Common Stock has been relatively limited and sales of substantial amounts of Common Stock could have an adverse effect on the price of the Common Stock.

         No dividends have been declared or paid on the Common Stock. The Company currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                        Years Ended December 31,
                                                                         ---------------------------------------------------------
             STATEMENTS OF OPERATIONS DATA                               1996          1995         1994         1993         1992
                                                                         ----          ----         ----         ----         ----
                                                                                (in thousands, except for per share amounts)
             Revenues:
             Contract revenues, primarily from related  party       $   3,519     $   3,001    $   2,325        $ 339      $   --
             License fee ....................................           2,000           --           --           --           --
             Interest income.................................             653           533          207          312          544
                                                                   ----------    ----------   ----------   ----------   ----------
                                                                        6,172         3,534        2,532          651          544
             Expenses:
             Research and development........................           9,278         8,322        7,423        5,553        4,525
             General and administrative......................           2,521         1,976        1,831        1,716        1,494
             Interest expense................................             170           322          238          226           78
                                                                   ----------    ----------   ----------   ----------  -----------
                                                                       11,969        10,620        9,492        7,495        6,097
                                                                    ---------     ---------    ---------    ---------   ----------
             Net loss........................................        $ (5,797)     $ (7,086)    $ (6,960)    $ (6,844)    $ (5,553)
                                                                    =========     =========    =========    =========    =========
             Net loss per share..............................        $  (0.35)     $  (0.55)    $  (0.97)    $  (1.12)    $  (0.99)
                                                                    =========     =========    =========    =========    =========
             Shares used in calculating per share data.......          16,482        12,859        7,202        6,118        5,599
                                                                     ========      ========     ========     ========     ========

                                                                                                December 31,
                                                                         ---------------------------------------------------------
                                                                         1996          1995         1994         1993         1992
                                                                         ----          ----         ----         ----         ----
                                                                                               (in thousands)
             BALANCE SHEET DATA
             Cash, cash equivalents and short-term investments..     $ 16,400      $ 11,492     $  3,756     $  9,585     $  8,918
             Total assets.......................................       18,423        14,455        6,797       11,763       10,724
             Long-term portion of capital lease
                  obligations and debt..........................          366           818          990          956        1,112
             Shareholders' equity...............................       16,003        11,714        3,870        9,251        7,857

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH HEREUNDER.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations primarily through private placements of its equity securities with venture capitalists (which raised an aggregate of approximately $7.6 million in net proceeds), through an initial public offering of its Common Stock in October of 1991 (which raised approximately $14.2 million in net proceeds), through the sale of its Common Stock to its corporate partner, Novo Nordisk A/S in August of 1993 (which raised approximately $8 million in net proceeds), through the sale of its Common Stock and Warrants to purchase its Common Stock through a private placement in June of 1994 (which raised $1.5 million in proceeds), and in April of 1995 through the issuance of 7,317,073 shares of the Company's Common Stock to two new investors in exchange for approximately $14.7 million in net proceeds. In August 1996 the Company issued 3,500,000 shares of the Company's Common Stock in a follow-on public offering in exchange for approximately $9.4 million in net proceeds, and in September 1996 the Company issued an additional 168,000 shares of Common Stock in connection with the exercise of the underwriters' overallottment option for approximately $500,000 in net proceeds. At December 31, 1996, the Company's cash, cash equivalents and short-term investments were approximately $16.4 million and the Company had shareholders' equity of approximately $16.0 million. As of December 31, 1996 the Company had net borrowings of $964,000 under two loan agreements with Silicon Valley Bank of California. On December 27, 1996 the Company amended a loan agreement with Silicon Valley Bank to provide an additional $1,500,000 in financing available through December 31, 1997. As of December 31, 1996 the Company had borrowed $276,000 under the amended agreement. Lease lines and loans have been and will continue to be used by the Company to the extent that their terms are commercially attractive; however, there can be no assurance that additional borrowing facilities will be available. At December 31, 1996 the Company had no material commitments for capital expenditures.


         The Company anticipates that its current cash, cash equivalents, short-term investments and expected revenues under its collaborative agreements will be sufficient to fund its operations through approximately 1998. Thereafter, the Company will require substantial additional funds to continue its operations. The Company anticipates that its current resources will be primarily used to fund clinical testing of AnervaX(TM) for Rheumatoid Arthritis ("RA") and AnergiX(TM) for Multiple Sclerosis ("MS"), and continued research and development and preparation for clinical testing of AnergiX for the treatment of RA, Type I Diabetes and Myasthenia Gravis. The balance of such resources will be used to fund continued limited research on other autoimmune diseases and general and administrative activities, including those associated with seeking collaborative arrangements to enable the Company to increase its research and development activities in other autoimmune diseases. These foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. In particular, the Company's capital requirements will vary depending upon numerous factors many of which are outside the Company's control. These factors include the progress of the Company's research and development programs, manufacturing activities, the progress of the Company's clinical programs, the results of laboratory testing, the time and cost required to seek regulatory approvals to commence clinical trials for the Company's initial products, the need to obtain licenses to other proprietary rights, any required adjustments to the Company's operating plan to respond to competitive pressures or technological advances, developments with respect to the Company's existing or future collaborative arrangements, and the availability of various methods of financing. The Company expects to seek to raise additional capital through equity or debt financing, research and development collaborations with other pharmaceutical companies or through other sources. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictions on stock dividends and other restrictions on the Company. Adequate funds for the Company's operations, whether from equity or debt, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms attractive to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Company's liquidity will be reduced as amounts are expended for continuing research and development.

RESULTS OF OPERATIONS

         The Company's net losses increased from $7.0 million in 1994 to $7.1 million in 1995, and decreased to $5.8 million in 1996. The Company expects to incur substantial and increasing operating losses for at least the next several years. The Company's total expenses increased from $9.5 million in 1994 and $10.6 million in 1995 to $12.0 million in 1996. In 1996, increased expenses were offset by contract revenues totaling approximately $3.5 million and a license fee of approximately $2.0 million from its corporate partners.

         The Company began earning contract revenues in 1993 under its collaborative agreement with Novo Nordisk A/S. Contract revenues represent reimbursement of certain research and development costs and totaled $3.1 million in 1996 compared with $3.0 million for fiscal 1995 and $2.3 million in 1994.

         The Company began earning contract revenues in September 1996 under its collaborative agreement with N.V. Organon which totaled $412,000 for the year. In September 1996, the Company received a license fee of approximately $2.0 million related to this agreement.

         Research and development expenses increased from $7.4 million in 1994 and $8.3 million in 1995 to $9.3 million in 1996. The 12% increase from 1994 to 1995 was primarily due to clinical trial costs for the Phase I trial for the Company's AnervaX product for RA, preclinical costs associated with the Company's filing of an IND for its AnergiX product for MS and increased activities related to the Company's research project involving Type I Diabetes. The 12% increase from 1995 to 1996 was primarily due to clinical trial costs for the completion of Phase I and initiation of Phase IIa trials for the Company's AnervaX product, costs associated with the preparation for and initiation of a Phase I trial for its AnergiX product for MS and initial activities related to the Company's research project involving its AnergiX product for RA. The Company expects research and development spending to continue to increase during the next several years.

         General and administrative expenses were approximately $1.8 million, $2.0 million and $2.5 million in 1994, 1995 and 1996, respectively. These increases were due to adding personnel and providing necessary business, administrative and finance resources to support increased research and development activities, to costs associated with the retirement of John W. Fara, Ph.D., the former President and CEO, the recruitment and hiring of Barry
M. Sherman, M.D., as President and CEO, and to increased corporate development activities. The Company expects general and administrative expenses to increase over the next several years to support its expanded research and development efforts and to pursue strategic relationships and continued funding for the Company's operations.

         The Company's interest income increased to $533,000 in 1995 from $207,000 in 1994 due to higher cash, cash equivalents and short-term investment balances. In 1996 interest income rose to $653,000 due to an increase in cash, cash equivalents and short-term investment balances resulting from proceeds received from the follow-on financing completed in August 1996, a license fee received in September 1996, and earlier payments of corporate partner contract revenues. Interest expense rose from $238,000 in 1994 to $322,000 in 1995 due to debt financing of the Company's facility expansion and addition of laboratory equipment. Interest expense decreased in 1996 to $170,000 due to decreasing debt balances in 1996.

         At December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $38.7 million and $13.9 million, respectively, which expire at various dates beginning 2003 through 2011, if not utilized. The Company's stock offering in April 1995 resulted in a change in ownership and it is expected that the entire net operating loss and credit carryforwards as of April 1995 may be subject to an annual limitation based on the Company's pre-change value. The annual limitation will result in the expiration of the net operating losses and credits before utilization. See
Note 8 of the December 31, 1996 Financial Statements for a discussion of these limitations.


RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

EARLY STAGE OF PRODUCT DEVELOPMENT; LACK OF COMMERCIAL PRODUCTS; NO ASSURANCE OF SUCCESSFUL PRODUCT DEVELOPMENT

         The Company was founded in 1988 to discover and develop biopharmaceutical compounds for the treatment of autoimmune diseases. To achieve profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture and market products. The Company does not have any products available for sale nor does it expect to have any products commercially available for at least several years, if at all. The Company's potential products are at the early stages of research and development, with only limited human testing of certain of the Company's products undertaken to date. The products currently under development by the Company will require significant additional research, laboratory testing and clinical trials and investment of capital prior to their commercialization. There can be no assurance that any potential products will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be successfully marketed. See "Business -- Products Under Development."

LIMITED OPERATING HISTORY; HISTORY OF LOSSES

         The Company has experienced significant net losses every year since its inception in 1988. Net losses for the fiscal years ended December 31, 1995 and 1996 were approximately $7.1 million and $5.8 million, respectively, and the Company had an accumulated deficit of approximately $42.1 million as of December 31, 1996. The Company expects to incur substantial and increasing operating losses for at least the next several years. The amount of net losses and the time required by the Company to reach profitability are highly uncertain. There can be no assurance that the Company will ever be able to generate product revenue or achieve profitability on a substantial basis or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FUTURE REQUIREMENT FOR SIGNIFICANT ADDITIONAL CAPITAL

         The Company anticipates that its current cash, cash equivalents, short-term investments and expected revenues under its collaborative agreements will be sufficient to fund its operations through approximately 1998. Thereafter, the Company will require substantial additional funds to continue its operations. The Company anticipates that its current resources will be primarily used to fund clinical testing of AnervaX for RA and AnergiX for MS, and continued research and development and preparation for clinical testing of AnergiX for the treatment of RA, IDDM and MG. The balance of such resources will be used to fund continued limited research on other autoimmune diseases and general and administrative activities, including those associated with seeking collaborative arrangements to enable the Company to increase its research and development activities in other autoimmune diseases. The Company's working capital requirements over the next two years may vary depending upon numerous factors, including the progress of the Company's research and development programs, manufacturing activities, the progress of the Company's clinical programs, the results of laboratory testing, the time and cost required to seek regulatory approvals to commence clinical trials for the Company's initial products, the need to obtain licenses to other proprietary rights, any required adjustments to the Company's operating plan to respond to competitive pressures or technological advances, developments with respect to existing or future collaborative arrangements and the availability of various methods of financing. The Company expects to seek to raise additional capital through equity or debt financing, research and development collaborations with corporate partners or through other sources. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictions on stock dividends and other restrictions on the Company. Adequate funds for the Company's operations, whether from equity or debt financings, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms attractive to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Company's liquidity will be reduced as amounts are expended for continuing research and development. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

UNCERTAINTIES RELATED TO PRECLINICAL AND CLINICAL TRIALS

         Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in each target indication. The results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing, and there can be no assurance that the Company's clinical trials will demonstrate the safety and efficacy of any products or will result in any marketable products. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product and could have a material adverse effect on the Company.

         The rate of completion of the Company's clinical trials is dependent upon, among other factors, the FDA's willingness to allow Anergen to proceed; the results of Anergen's continued research and development, including test results and success in producing the epitopes and HLA molecules for each AnergiX compound; the number of skilled scientists, clinicians, and consultants the Company is able to employ in its efforts and the general interest in the medical community in a therapeutic using the Company's approach for treatment of the diseases targeted by the Company. Currently, the Company does not anticipate establishing its own clinical trials facility. The rate of completion of clinical trials is also dependent on patient enrollment, which is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the existence of competitive trials. If the Company is unable to successfully complete its clinical trials, its business, financial condition and results of operations could be materially and adversely affected. See "Business -- Government Regulation."

UNCERTAINTY OF MARKET ACCEPTANCE

         Even if the requisite regulatory approvals are obtained for the Company's potential products or for products developed in collaboration with the Company, uncertainty exists as to whether such products will be accepted by the market. A number of factors also may limit the market acceptance of a product which may be developed by, or discovered through collaboration with, the Company, including the rate of adoption by health care practitioners, the indications for which the product is approved, the rate of the product's acceptance by the target population, the timing of market entry relative to competitive products, the availability of alternative therapies, the price of the Company's product relative to alternative therapies, the availability of third-party reimbursement and the extent of marketing efforts by the Company and third-party distributors or agents retained by the Company. Side effects or unfavorable publicity concerning a Company product or any similar product could have an adverse effect on the Company's ability to obtain physician, patient or third-party payor acceptance and on efforts to sell that product. There can be no assurance of the Company's ability, or the length of time required, to achieve commercialization of the Company's products or that physicians, patients or third party payors will accept any of the Company's products as readily as alternative therapies, or at all. See "Business -- Products Under Development" and " -- Pharmaceutical Pricing and Reimbursement."

GOVERNMENT REGULATION; NO ASSURANCE OF OBTAINING PRODUCT APPROVALS

         The Company's research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries. Further, the future production and marketing of any products developed by the Company would also be regulated, particularly as to safety and efficacy. In the United States, vaccines, drugs and biologics are subject to rigorous FDA review. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, clinical study holds, total or partial suspension of production, refusal of the government to approve NDAs, PLAs, ELAs or allow the Company to enter into supply contracts and criminal prosecution. The FDA also has the authority to revoke PLAs and ELAs previously granted.

         In order to obtain FDA approval of a new biological product, the Company must submit proof of safety, purity, potency and efficacy. In most cases such proof entails extensive pre-clinical, laboratory, and clinical tests. The testing, preparation of necessary marketing applications and processing of those applications by the FDA is expensive and time consuming, can vary based on the type of product, and may take several years to complete. There is no assurance that the FDA will act favorably or quickly in making such reviews, and significant difficulties or costs may be encountered by the Company in its efforts to obtain FDA approvals that could delay or preclude the Company from marketing any products it may develop or furnish an advantage to competitors. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. In addition, delays imposed by the governmental approval process may materially reduce the period during which the Company may have the exclusive right to exploit patented products or technologies.

         The FDA approval process for a new biological drug involves completion of pre-clinical studies which include laboratory tests and animal studies to assess safety and effectiveness of the drug. Among other things, the results of these studies as well as how the product will be manufactured, are submitted to the FDA in an IND and, unless the FDA objects, the IND becomes effective 30 days following receipt by the FDA. FDA cleared human clinical trials may then be conducted. The results of the clinical trials are submitted to the FDA as part of a PLA. In addition to obtaining FDA approval for each AnergiX indication, an ELA must be filed and the FDA must approve the manufacturing facilities for the product. Product sales may commence only if the PLA and ELA are approved. Regulatory requirements for obtaining such FDA approvals are rigorous and there can be no assurance that such approvals will be obtained on a timely basis or at all.

         Sales of pharmaceutical products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA approval, and requirements for licensing may differ from FDA requirements.

         If approval is obtained, the Company will be subject to continuing FDA obligations. When manufacturing biologics, the Company will be required to adhere to regulations setting forth current Good Manufacturing Practices ("GMP"), which require that the Company manufacture its products and maintain its records in a prescribed manner with respect to manufacturing, testing and quality control activities. Further, the Company must pass a preapproval inspection of its manufacturing facilities by the FDA before obtaining approval.

         Satisfaction of these FDA requirements, or similar requirements by foreign regulatory agencies, typically takes several years and the time needed to satisfy them may vary substantially, based upon the type, complexity and novelty of the pharmaceutical product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon the Company's activities. There can be no assurance that the FDA or any other regulatory agency will grant approval for any products or indications being developed by the Company on a timely basis, or at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed.
Further, even if regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. Delay in obtaining or failure to obtain regulatory approvals would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business - Government Regulation."

DEPENDENCE UPON COLLABORATIVE PARTNERS

         The Company's strategy for the development, clinical trials, manufacturing and commercialization of its products includes maintaining and entering into various collaborations with corporate partners, licensors, licensees and others. To date, the Company has entered into collaborative arrangements with Novo Nordisk with respect to the Company's AnergiX compounds for the treatment of MS, MG and IDDM, and with Organon with respect to an AnergiX compound for the treatment of RA. There can be no assurance that the interests and motivations of the Company's collaborators are, or will remain, aligned with those of the Company or that such collaborators will successfully perform their development, regulatory compliance, manufacturing or marketing functions or that such collaborations in whole or in part will continue. There can also be no assurance that the Company will be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, or that any such collaborative arrangements will be successful. To the extent that the Company is not able to maintain or establish such arrangements, the Company would be required to undertake such activities at its own expense, which would significantly increase the Company's capital requirements and limit the programs the Company is able to pursue. In addition, the Company may encounter significant delays in introducing its products into certain markets or find that the development, manufacture or sale of its products in such markets is adversely affected by the absence of such collaborative agreements.

         The Company cannot control the amount and timing of resources which its collaborative partners devote to the Company's program or potential products, which can vary because of factors unrelated to the potential product. Collaborator participation will depend not only on the achievement of research objectives by the Company and its collaborators, which cannot be assured, but also on each collaborator's own financial, competitive, marketing and strategic considerations, which are outside the Company's control. Such strategic considerations may include the relative advantages of alternative products being marketed or developed by others, including relevant patent and proprietary positions. The Company's collaborative partners may develop, either alone or with others, products that compete with the development and marketing of the Company's products. Competing products, either developed by the collaborative partners or to which the collaborative partners have rights, may result in their withdrawal of support with respect to all or a portion of the Company's technology, which would have a material adverse effect on the Company's business, financial condition and results of operations. If Novo Nordisk, Organon or any future collaborative partner breaches or terminates their agreements with the Company or otherwise fails to conduct their collaborative activities in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs will be delayed, and the Company will be required to devote additional resources to product development and commercialization or terminate certain development programs. There also can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between collaborators and the Company could lead to delays in the collaborative research, development and commercialization of certain product candidates or could require or result in litigation or arbitration, which would be time consuming and expensive, and would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Business -- Collaborative Arrangements" and " -- Manufacturing."

UNCERTAINTY RELATING TO PATENTS AND PROPRIETARY RIGHTS

         The Company's success will depend in significant part on its ability to maintain patent protection for its therapeutic approach and for any developed products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. Although the Company has obtained patents covering certain aspects of its technology, no assurance can be given that additional patents will be issued or, if issued, that the scope of any patent protection will be significant, or that the patents will be held valid if subsequently challenged. Moreover, the Company cannot ascertain with certainty that no patent conflict will exist with other products or processes which could compete with the Company's approaches.

         Because of the length of time and expense associated with bringing new products through development and to the marketplace, and the length of time required for the governmental approval process, the pharmaceutical industry has traditionally placed considerable importance on obtaining and maintaining patent and trade secret protection for significant new technologies, products and processes. The Company and other biotechnology and pharmaceutical firms have applied, and are applying, for patents for their products and certain aspects of their technologies. The enforceability of patents issued to biotechnology and pharmaceutical firms is highly uncertain. Federal court decisions indicating legal considerations surrounding the validity of patents in the field are in transition, and there can be no assurance that the historical legal standards surrounding questions of validity will continue to be applied or that current defenses as to issued patents in the field will offer protection in the future. In addition, there can be no assurance as to the degree and range of protection any patents will afford, whether patents will issue or the extent to which the Company will be successful in not infringing patents granted to others.

         While the Company pursues patent protection for products and processes where appropriate, it also relies on trade secrets, know-how and continuing technological advancement to develop and maintain its competitive position.
The Company's policy is to have each employee enter into an agreement that contains provisions prohibiting the disclosure of confidential information to anyone outside the Company. Research and development contracts and relationships between the

Company and its scientific consultants provide access to aspects of the Company's know-how that is protected generally under confidentiality agreements with the parties involved. There can be no assurance, however, that these confidentiality agreements will be honored or that the Company can effectively protect its rights to its unpatented trade secrets. Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets.

         The Company may be required to obtain licenses to patents or other proprietary rights from third parties. There can be no assurance that any licenses required under any patents or proprietary rights will be made available on terms acceptable to the Company, if at all. If the Company does not obtain required licenses, it could encounter delays in product development while it attempts to redesign products or methods or it could find that the development, manufacture or sale of products requiring such licenses could be foreclosed.

         The Company is aware of a European patent and corresponding U.S. and Australian patents which contain claims that relate to certain of the Company's proposed products and their uses. In accordance with European Patent Office ("EPO") procedures, third parties can oppose an EPO patent grant by presenting information which they believe justifies narrowing or revoking the grant of the patent. The Company is opposing the aforementioned grant in the EPO. There can, however, be no assurance that the granted EPO claims will be revoked or significantly narrowed in scope as a result of the opposition proceeding. If valid claims in these patents are found to be infringed by the Company's products, the Company's ability to make, use, offer to sell, or sell, such products could be materially and adversely affected.

         In addition, the Company could incur substantial costs in defending any patent litigation brought against it or in asserting the Company's patent rights, including those licensed to the Company by others, in a suit against another party. The United States Patent and Trademark Office (the "USPTO") could institute interference proceedings in connection with one or more of the Company's patents or patent applications which proceedings could result in an adverse decision as to priority of an invention. The USPTO also could institute reexamination proceedings in connection with one or more of the Company's patents or patent applications, which could result in an adverse decision as to the patents' validity or scope. See "Business -- Patents and Proprietary Rights."

NEED TO DEVELOP MANUFACTURING CAPABILITIES

         The Company has no volume manufacturing capacity or experience in volume manufacturing of pharmaceutical or other biological products. Establishing its own volume manufacturing capabilities would require significant scale-up expenses and additions to facilities and personnel. In addition, the Company must successfully develop the process required for volume manufacturing. The pharmaceutical products under development by the Company have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities to make them commercially viable. The Company will be required to establish arrangements with contract manufacturers to supply a portion of its compounds for subsequent clinical trials as well as the manufacture, packaging, labeling and distribution of finished products. If the Company is unable to contract for sufficient supply of a portion of its compounds on acceptable terms, and it is unable to develop the capability to produce the epitopes internally, the Company's human clinical testing schedule would be delayed, resulting in the delay of submission of products for regulatory approval and initiation of new development programs, which would have a material adverse effect on the Company. If the Company should encounter delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its finished products, market introduction and subsequent sales of such products would be adversely affected. Moreover, contract manufacturers that the Company may use must adhere to current GMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA pre-market approval of the products will be adversely affected.

LACK OF MARKETING EXPERIENCE; DEPENDENCE ON THIRD PARTIES

         The Company currently has no sales, marketing or distribution capability. The Company intends to rely on relationships with one or more pharmaceutical companies with established distribution systems and direct sales forces to market its products. In the event that the Company is unable to reach agreement with one or more pharmaceutical companies to market its products, it may be required to market its products directly and to develop a marketing and sales force with technical expertise and supporting distribution capability. There can be no assurance that the Company will be able to establish in-house sales and distribution capabilities or relationships with third parties, or that it will be successful in gaining market acceptance for its products. To the extent that the Company decides to utilize existing or future co-promotion or other licensing arrangements, the Company must develop its own sales, marketing or distribution capability, and there can be no assurance that such efforts will be successful. See "Business --
Collaborative Arrangements" and " --  Marketing and Sales."

COMPETITION AND TECHNOLOGICAL CHANGE

         The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. The Company's competitors include major pharmaceutical, chemical and specialized biotechnology companies, most of which have financial, technical, research and development, manufacturing, clinical and marketing resources significantly greater than those of the Company. The Company believes that these other entities recognize the need for effective therapies for the autoimmune diseases targeted by the Company and are highly motivated to develop such therapies. In addition, many specialized biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products that may be competitive with those of the Company. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures. The Company is aware of certain products in development by competitors that are intended to be used for the prevention or treatment of certain diseases the Company has targeted for product development.

         The existence of these products, or other products or treatments of which the Company is not aware, or products or treatments that may be developed in the future which may be more effective, may adversely affect the commercialization or marketability of products which may be developed by the Company or potentially render the Company's technology obsolete or non-competitive.

         The Company's competitive position will depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and secure adequate capital resources. In addition, the first pharmaceutical product to reach the market in a therapeutic or preventive area is often at a significant competitive advantage relative to later entrants to the market. The Company expects its products, if approved for sale, to compete primarily on the basis of product efficacy, safety, patent position, reliability, price and patient convenience. See "Business Competition."

UNCERTAINTY RELATED TO PHARMACEUTICAL PRICING AND REIMBURSEMENT

         Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Initiatives to reduce the federal deficit and to reform health care delivery are increasing these cost containment efforts. The Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls on pharmaceuticals and other fundamental changes to the health care delivery system. Any such proposed or actual changes could cause existing and potential partners of the Company to limit or eliminate spending on collaborative development projects. Legislative debate is expected to continue in the future, market forces are expected to demand reduced costs and Anergen cannot predict what impact the adoption of any federal or state health care reform measures or future private sector reforms may have on its business.

         In both domestic and foreign markets, sales of the Company's proposed products will depend in part upon the availability of reimbursement from third-party payors, such as government health administration authorities, private health insurers and other organizations. In addition, other third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance that the Company's potential products or products discovered in collaboration with the Company will be considered cost-effective or that adequate third-party reimbursement will be available to enable Anergen to maintain price levels sufficient to realize an appropriate return on its significant investment in product research and development. Legislation and regulations affecting the pricing of pharmaceuticals may change before the Company's proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for medical products. If adequate coverage and reimbursement levels are not provided by the government and third-party payors for the Company's products, the market acceptance of these products would be adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Pharmaceutical Pricing and Reimbursement."

DEPENDENCE ON AND NEED FOR ADDITIONAL KEY PERSONNEL; RELIANCE ON ACADEMIC COLLABORATORS

         The success of the Company and of its business strategy is dependent in large part on the ability of the Company to attract and retain key management and operating personnel. Such persons are in high demand and are often subject to competing offers. The Company will need to develop expertise and add skilled employees or retain consultants in such areas as research and development, clinical testing, government approvals, marketing and manufacturing in the future. There can be no assurance that the Company will be able to attract and retain the qualified personnel or develop the expertise needed for its business. The loss of the services of one or more of the Company's officers or other members of the research or management group or the inability to hire additional personnel and develop expertise as needed would have a material adverse effect on the Company.

         A significant portion of the Company's research and development and clinical trials is conducted under sponsored research programs with several universities. The Company depends on the availability of the principal investigator for each such program, and the Company cannot assure that these individuals or their research staffs will be available to conduct research and development or clinical trials. The Company's academic collaborators are not employees of the Company. As a result, the Company has limited control over their activities and can expect that only limited amounts of their time will be dedicated to Company activities. In addition, the Company's academic collaborators are employed by major institutions which have collaborative relationships with other parties, some of which may be competitors of the Company. Accordingly, there can be no assurance that research and development, preclinical and clinical testing performed by these collaborators will be completed in a timely manner, if at all, and any inability to do so could have a material adverse effect on the Company.

POTENTIAL PRODUCT LIABILITY

         The testing, marketing and sale of human health care products entail an inherent risk of exposure to product liability claims in the event that the use of the Company's technology or prospective products is alleged to have resulted in adverse effects. While the Company has taken, and will continue to take, what it believes are appropriate precautions to minimize exposure to product liability, there can be no assurance that it will avoid significant liability. The Company possesses limited general liability and product liability insurance related to its clinical trials of AnervaX for RA and intends to seek such insurance related to its clinical trials of AnergiX for MS and certain other types of insurance customarily obtained by business organizations. There can be no assurance that the existing insurance coverage is adequate or that it will avoid liability. The Company intends to seek insurance against product liability risks associated with the testing, manufacturing or marketing of its products. However, there can be no assurance that it will be able to obtain such insurance in the future, or that if obtained, such insurance will be sufficient in amount. Consequently, a product liability claim or other claims with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business or financial condition of the Company.

HAZARDOUS MATERIALS; ENVIRONMENTAL MATTERS

         The Company is subject to regulation by the Occupational Safety and Health Administration ("OSHA") and the Environmental Protection Agency ("EPA") and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. Although the Company believes that it has complied with these laws, regulations and policies in all material respects and has not been required to take any significant action to correct any material noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. The Company's research and development involves the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and radioactive materials. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. In addition, regulations may be promulgated governing biotechnology that may affect the Company's research and development programs. The Company is unable to predict whether any agency will adopt any regulation which would have a material adverse effect on the Company's business, financial condition and results of operations.

VOLATILITY OF STOCK PRICE

         The market price of the Company's Common Stock, similar to the securities of other biotechnology companies, has been and is likely to continue to be highly volatile. Announcements regarding the results of regulatory approval filings, clinical trials or other testing, technological innovations or new commercial products by the Company or its competitors, patents and intellectual property rights by the Company or its competitors, developments as to current or future collaborations by the Company or its competitors, government regulations, the status of health care reform initiatives, fluctuations in operating results, changes in recommendations by financial analysts, and general market conditions for biotechnology stocks could have a significant impact on the future price of the Common Stock. Trading volume of the Company's Common Stock has been relatively limited and sales of substantial amounts of Common Stock could have an adverse effect on the price of the Common Stock.

CONTROL BY EXISTING STOCKHOLDERS

         The Company's officers, directors and principal shareholders, namely Warburg, Pincus Ventures, L.P. ("Warburg"), International Biotechnology Trust PLC ("IBT"), and Novo Nordisk, collectively beneficially own approximately 50% of the Company's outstanding Common Stock. Under a March 1995 common stock purchase agreement with Warburg and IBT ("Warburg/IBT Purchase Agreement"), the Company is currently obligated to include in the slate of nominees recommended by the Company's Board of Directors and management, at each election of directors, two candidates selected by Warburg, one candidate selected by IBT and one candidate mutually agreed to by IBT and Warburg. Additionally, while not obligated to do so, since 1993, the Company has included a representative of Novo Nordisk in its slate of nominees for the Board of Directors. The ownership of the Company's Common Stock, and the ability to designate candidates for the Company's recommended slate of nominees for the Board of Directors, of Warburg, IBT and Novo Nordisk will enable such shareholders to have significant influence over major corporate transactions as well as the election of directors of the Company and control over board decisions and could have the effect of delaying, deterring or preventing a change in control of the Company.

ANTI-TAKEOVER PROVISIONS; POSSIBLE ISSUANCE OF PREFERRED STOCK OR ACCELERATION OF OPTION VESTING

         The Board of Directors has authority, without further action by shareholders, to issue up to 10,000,000 shares of Preferred Stock with rights, preferences and privileges designated by the Board of Directors. This Preferred Stock could be issued quickly with terms calculated to delay or prevent a change in control of the Company or to make removal of management more difficult. In certain circumstances, such issuance could have the effect of decreasing the market price of the Common Stock or of delaying, deterring or preventing a change in control of the Company. The Company has no present plan to issue any shares of Preferred Stock. Further, pursuant to the Company's option plans, in the event of certain mergers of the Company with other entities, transfers of voting control of the Company's capital stock or sale of all or substantially all of the Company's assets, the Company's Board of Directors has the right under certain circumstances to cause all outstanding options to become fully vested prior to the event causing such acceleration and all unexercised options will terminate upon completion of such event. See "Management -- Employment Agreements and Change of Control Arrangements."

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS


Item                                                                                                   Page
----                                                                                                  -----
Report of Ernst & Young LLP, Independent Auditors                                                       29

Balance Sheets at December 31, 1996 and December 31, 1995                                               30

Statements of Operations for each of the three years in the period ended December 31, 1996              31

Statement of Shareholders' Equity for each of the three years in the period ended December 31, 1996     32

Statements of Cash Flows for each of the three years in the period ended December 31, 1996              33

Notes to Financial Statements                                                                         34-40

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Anergen, Inc.

         We have audited the accompanying balance sheets of Anergen, Inc. as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anergen, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



ERNST & YOUNG LLP



San Francisco, California
February 7, 1997

                                 ANERGEN, INC.
                                 BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                               DECEMBER 31,
                                                                       -------------------------
                                                                         1996             1995
                                                                       -------          --------
Current assets:
    Cash and cash equivalents ..................................       $ 3,963          $    468

    Short-term investments .....................................        12,437            11,024
    Contract receivables-related party .........................           320               815
    Prepaid expenses ...........................................           208               102
                                                                       -------           -------
                 Total current assets ..........................        16,928            12,409
Property and equipment, net ....................................         1,459             2,010
Other assets ...................................................            36                36
                                                                       -------           -------
                                                                      $ 18,423          $ 14,455
                                                                      ========          ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities ....................    $   1,326          $  1,040
    Current portion of capital lease obligations and debt .......          728               883
                                                                     ---------          --------
                 Total current liabilities ......................        2,054             1,923
Long-term portion of capital lease obligations and debt .........          366               818
Commitments
Shareholders' equity:
    Preferred stock, no par value; 10,000,000 shares authorized;
       none issued and outstanding...............................           --                --
    Common stock, no par value; 40,000,000 shares authorized;
       18,780,697 and 14,967,680 shares  issued and outstanding
       in  1996 and 1995, respectively ..........................       57,484            47,359

    Additional paid-in-capital ..................................          659               648
    Unrealized gain (loss) on investments .......................          (34)               16
    Accumulated deficit .........................................      (42,106)          (36,309)
                                                                      --------          --------
                 Total shareholders' equity .....................       16,003            11,714
                                                                      --------          --------
                                                                      $ 18,423          $ 14,455
                                                                      ========          ========

                            See accompanying notes.

                                 ANERGEN, INC.
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1996       1995       1994
                                                       --------    -------    -------
Revenues:
    Contract revenues, primarily from related party...  $ 3,519    $ 3,001    $ 2,325
    License fee.......................................    2,000        --         --
    Interest income...................................      653        533        207
                                                        -------    -------    -------
                                                          6,172      3,534      2,532
                                                        -------    -------    -------
Expenses:
    Research and development..........................    9,278      8,322      7,423
    General and administrative........................    2,521      1,976      1,831
    Interest expense..................................      170        322        238
                                                        -------    -------    -------
                                                         11,969     10,620      9,492
                                                        -------    -------    -------
Net loss..............................................  $(5,797)   $(7,086)   $(6,960)
                                                        =======    =======    =======
Net loss per share....................................  $ (0.35)   $ (0.55)   $ (0.97)
                                                        =======    =======    =======
Shares used in calculating per share data.............   16,482     12,859      7,202
                                                        =======    =======    =======

                            See accompanying notes.

                                 ANERGEN, INC.
                       STATEMENT OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                             Additional                Unrealized                    Total
                                         Preferred  Common   paid - in    Deferred    gain(loss) on  Accumulated  shareholders'
                                           stock    stock    capital    compensation   investments     deficit       equity
                                         ---------  ------   ---------  ------------  -------------  -----------  -------------
Balance, December 31, 1993                 $  --   $31,104     $  648     $  (168)       $  (70)       $(22,263)     $ 9,251
Issuance of 413,965 shares of common
  stock and 206,984 warrants to private
  investors, net                              --     1,370         --          --            --              --        1,370
Issuance of common stock to employees
  under option and purchase plans             --        98         --          --            --              --           98
Amortization of deferred compensation         --        --         --         132            --              --          132
Unrealized loss on investments
  available-for-sale                          --        --         --          --           (21)             --          (21)
Net loss                                      --        --         --          --            --          (6,960)      (6,960)
                                         -----------------------------------------------------------------------------------
Balance, December 31, 1994                    --    32,572        648         (36)          (91)        (29,223)       3,870
Issuance of 7,317,073 shares of common
  stock in follow-on offering, net            --    14,651         --          --            --              --       14,651
Issuance of common stock to employees
  under option and purchase plans             --       136         --          --            --              --          136
Amortization of deferred compensation         --        --         --          36            --              --           36
Unrealized gain on investments
  available-for-sale                          --        --         --          --           107              --          107
Net loss                                      --        --         --          --            --          (7,086)      (7,086)
                                         -----------------------------------------------------------------------------------
Balance, December 31, 1995                    --    47,359        648          --            16         (36,309)      11,714
Issuance of 3,668,000 shares of common
  stock in follow-on offering, net            --     9,880         --          --            --              --        9,880
Issuance of common stock to employees
  under option and purchase plans             --       245         --          --            --              --          245
Deferred compensation related to a grant
  of options                                  --        --         11          --            --              --           11
Unrealized loss on investments
  available-for-sale                          --        --         --          --           (50)             --          (50)
Net loss                                      --        --         --          --            --          (5,797)      (5,797)
                                         -----------------------------------------------------------------------------------
Balance, December 31, 1996                 $  --   $57,484     $  659     $    --        $  (34)       $(42,106)     $16,003
                                         ===================================================================================




                            See accompanying notes.

                                 ANERGEN, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            YEARS ENDED
                                                                                            DECEMBER 31,
                                                                                 ----------------------------------
                                                                                   1996         1995         1994
                                                                                 --------     --------     --------
Cash used in operating activities:
    Net loss ..........................................................          $ (5,797)    $ (7,086)    $ (6,960)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization ...................................             1,096        1,031          781
      Deferred compensation ...........................................                11           36          132
      Loss on sale of equipment .......................................                --           --            4
    Changes in operating assets and liabilities:
      Contract receivables-related party ..............................               495         (223)        (253)
      Prepaid expenses ................................................              (106)          76          (50)
      Other assets ....................................................                --          (16)          --
      Accounts payable and accrued liabilities ........................               286           63           10
                                                                                 --------     --------     --------
         Net cash used in operating activities.........................            (4,015)      (6,119)      (6,336)

Cash provided by (used in) investing activities:
    Purchase of investments available-for-sale ........................           (21,783)     (30,172)     (10,784)
    Sales and maturities of investments available-for-sale ............            20,320       21,763       16,654
    Proceeds from sale of equipment ...................................                --           --           41
    Purchase of equipment .............................................              (545)        (790)      (1,386)
                                                                                 --------     --------     --------
         Net cash provided by (used in) investing activities ..........            (2,008)      (9,199)       4,525
Cash provided by financing activities:
    Repayments of capital lease obligations and debt ..................              (883)      (1,038)        (688)
    Proceeds from facility and equipment debt financing ...............               276          789        1,093
    Issuance of common stock, net .....................................            10,125       14,787        1,468
                                                                                 --------     --------     --------
         Net cash provided by financing activities ....................             9,518       14,538        1,873
                                                                                 --------     --------     --------
Net increase (decrease) in cash and cash equivalents ..................             3,495        (780)           62
Cash and cash equivalents at beginning of period ......................               468        1,248        1,186
                                                                                 --------     --------     --------
Cash and cash equivalents at end of period ............................             3,963          468        1,248
Short-term investments at end of period ...............................            12,437       11,024        2,508
                                                                                 --------     --------     --------
Cash, cash equivalents and short-term investments
    at end of period ..................................................          $ 16,400     $ 11,492     $  3,756
                                                                                 ========     ========     ========

                            See accompanying notes.

                                 ANERGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

         Anergen, Inc. (the "Company") was incorporated on April 26, 1988 for the purpose of developing therapies using biopharmaceutical compounds for the treatment of autoimmune diseases. The Company devotes its efforts to research and development on its own behalf and also on behalf of its corporate partners, Novo Nordisk A/S and N.V. Organon.

Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents

         Cash and cash equivalents are carried at cost which approximates fair value (based on quoted market prices) and include primarily interest bearing demand deposits and U.S. Government notes with original maturities of three months or less.

Securities available-for-sale

         The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities"("Statement 115"). Under Statement 115 management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable securities and debt securities not classified as held-to-maturity are classified as available-for-sale. To date, all marketable securities have been classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Property and equipment

         Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is provided over the estimated useful lives (3 to 4 years) of the respective assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or their estimated useful lives using the straight-line method.

Contract and license fee revenues

         Contract and license fee revenues consist of revenues from the Company's corporate partners, Novo Nordisk A/S and N.V. Organon. Contract revenues derived from the corporate partner agreements are recorded as earned based on the level of research effort performed by the Company. License fees that are non-refundable and not tied to future performance are recorded when received. The Company is also entitled to receive from both partners (i) development milestone payments upon the occurrence of certain events and (ii) royalties on product sales, if any.

Research and development

         Research and development costs are expensed as incurred and include personnel costs, materials consumed in research and development activities, depreciation on equipment used and the cost of facilities used for research and development as well as outside services.

                                 ANERGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS

Income Taxes

         The Company accounts for income taxes using the liability method as prescribed by Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." Research and Experimentation tax credits will be accounted for under the "flow through" method when utilized.

Net loss per share

         Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive.

2.   COLLABORATIONS

Collaboration with N.V. Organon

         In June 1996, the Company entered into a development and license agreement ("Organon Agreement") with N.V. Organon for the purpose of developing and commercializing a product for the treatment of rheumatoid arthritis ("RA") using the Company's AnergiX technology combined with a peptide discovered by Organon. Under the Organon Agreement, the Company is entitled to receive (i) a license fee, (ii) research and development cost reimbursement, (iii) development milestone payments and (iv) royalties on product sales, if any.
The Company has granted to N.V. Organon exclusive worldwide rights to products developed under the Organon Agreement, including rights to commercialize these products although the Company retains certain co-promotion rights in North America. The Company received and recorded a $2 million license fee in September 1996 and recorded contract revenues of $412,000 for the year ended December 31, 1996 under this agreement.

Collaboration with Novo Nordisk A/S - related party

         In August 1993, the Company entered into a development and license agreement ("Novo Nordisk Agreement") with Novo Nordisk A/S for the purpose of developing and commercializing the Company's AnergiX(TM) products for multiple sclerosis ("MS"), myasthenia gravis ("MG"), and insulin-dependent diabetes mellitus ("IDDM"). Under the Novo Nordisk Agreement, the Company is entitled to receive (i) research and development cost reimbursement, (ii) development milestone payments and (iii) royalties on product sales, if any. For the years ended December 31, 1996, 1995 and 1994, the Company recorded contract revenues of $3,107,000, $3,001,000 and $2,325,000, respectively, under this agreement. The Company has granted to Novo Nordisk A/S exclusive worldwide rights to products developed under the Novo Nordisk Agreement, including rights to commercialize these products. The Company has retained rights of co-promotion in North America for therapeutics in MS and MG. In April 1996, the Novo Nordisk Agreement was expanded to include increased milestones was extended through August of 1998. In August of 1993, Novo Nordisk A/S purchased 1,219,745 shares of common stock for $8 million, and an officer of Novo Nordisk A/S became a member of the Company's Board of Directors.

3.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1996 and 1995 (in thousands):

                                                      1996             1995
                                                     -------        -------
Research and office leasehold improvements           $ 1,028        $   998
Research and office equipment                          3,202          2,843
Pilot manufacturing facility leasehold improvements      600            600
Pilot manufacturing facility equipment                 1,143            987
                                                     -------        -------
                                                       5,973          5,428

Less accumulated depreciation and amortization        (4,514)        (3,418)
                                                     -------        -------
                                                     $ 1,459        $ 2,010
                                                     =======        =======

                                 ANERGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENTS

The following is a summary of short-term investments (available-for-sale securities) (in thousands):

                                           Available-for-Sale Securities
                                ---------------------------------------------
                                            Gross        Gross      Estimated
                                          Unrealized   Unrealized     Fair
                                 Cost       Gains        Losses       Value
                                -------   ----------   ----------   ---------
DECEMBER 31, 1996
U.S. corporate securities       $ 6,148      $14          $(35)       $ 6,127
U.S. government obligations       6,323       --           (13)         6,310
                                -------      ---          ----        -------
     Total debt securities      $12,471      $14          $(48)       $12,437
                                =======      ===          ====        =======

DECEMBER 31, 1995
U.S. corporate securities       $ 7,671      $11          $ --        $ 7,682
U.S. government obligations       3,337        5            --          3,342
                                -------      ---          ----        -------
     Total debt securities      $11,008      $16          $ --        $11,024
                                =======      ===          ====        =======



The net adjustment to unrealized holding gains (losses) on available-for-sale securities included as a separate component of shareholders' equity was ($50,000) and $107,000 in 1996 and 1995, respectively. Realized gains and losses for the years ended December 31, 1996 and 1995 were immaterial.

The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 1996 and 1995, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                               Estimated
                                                                 Fair
                                                     Cost        Value
                                                    -------    ---------
       DECEMBER 31, 1996
       AVAILABLE-FOR-SALE
       Due in one year or less                      $11,971      $11,936
       Due after one year through three years           500          501
       Due after three years                            --            --
                                                    -------      -------
                                                    $12,471      $12,437
                                                    =======      =======
       DECEMBER 31, 1995
       AVAILABLE-FOR-SALE
       Due in one year or less                      $ 5,825      $ 5,828
       Due after one year through three years         5,183        5,196
       Due after three years                            --            --
                                                    -------      -------
                                                    $11,008      $11,024
                                                    =======      =======

5.   LEASE AND DEBT OBLIGATIONS

         The Company leases its facilities under noncancelable operating leases. Facilities rent expense for 1996, 1995, and 1994 was $589,000, $551,000 and $321,000, respectively.

         On April 18, 1994 the Company entered into a loan agreement with Silicon Valley Bank of California ("SVB") which provided $1,200,000 in financing available through December 31, 1994. As of December 31, 1994 $957,000 had been drawn down upon under this agreement, all of which is secured by equipment purchased by the Company. At December 31, 1996, the Company had net borrowings of $242,000 under the loan.

                                 ANERGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS

         On June 23, 1995 the Company entered into a second loan agreement with SVB which provided $800,000 in financing available through December 31, 1995, all of which is secured by equipment purchased by the Company. At December 31, 1996, the Company had net borrowings of $446,000 under the original loan agreement.

         On December 27, 1996 the Company entered into an amendment to the above agreement with SVB to provide $1,500,000 in additional financing available through December 31, 1997. As of December 31, 1996 the Company had borrowed $276,000 of the additional funding available under this agreement, all of which is secured by equipment purchased by the Company. The fair value of the debt obligation approximates its carrying value at December 31, 1996.

         Future minimum payments, by year and in the aggregate, under the debt and capital leases and noncancelable operating leases consisted of the following at December 31, 1996 (in thousands):

                                                           Debt and Capital         Operating
                                                              leases                  leases
                                                        -----------------         ------------
1997                                                           $    803            $     547
1998                                                                296                  511
1999                                                                 97                   40
                                                             ----------            ---------
Total minimum debt and lease payments                             1,196             $  1,098
                                                                                    ========
Less amount representing interest                                   102
                                                              ---------
Present value of future minimum debt and capital lease payments   1,094
Less current portion of debt and capital lease obligations          728
                                                              ---------
Long-term debt and capital lease obligations                   $    366
                                                               ========


6.   SHAREHOLDERS' EQUITY

1988 Stock Option Plan, 1995 Director Option Plan and 1996 Stock Option Plan

         The Company has granted certain officers, employees and consultants options to purchase shares of the Company's common stock at prices ranging from $.16 to $11.00 per share under its 1988 Stock Option Plan, 1995 Director Option Plan and 1996 Stock Option Plan ("option plans"). The Company has reserved 3,000,000 shares of common stock for issuance under the option plans, of which 1,236,000 are available for grant at December 31, 1996. These options vest over periods of up to four years and, once vested, can be exercised at any time for a period of 9 or 10 years from the date of grant. The activity under the option plans are as follows:

                                                             Number of           Price per
                                                              Shares             Share
                                                          -------------    -----------------
Balance at December 31, 1993                                   835,000         $   .16-11.00
Granted                                                        109,000             2.62-5.75
Exercised                                                      (45,000)              .16-.27
Forfeited                                                      (94,000)            .21-10.75
                                                          ------------         -------------
Balance at December 31, 1994                                   805,000         $   .21-11.00
Granted                                                        283,000             2.00-3.25
Exercised                                                     (168,000)             .21-2.62
Forfeited                                                      (41,000)           2.62-11.00
                                                          ------------         -------------
Balance at December 31, 1995                                   879,000         $   .21-11.00
Granted                                                        535,000             3.06-4.13
Exercised                                                      (76,000)             .27-4.75
Forfeited                                                      (11,000)           2.62-10.75
                                                          ------------         -------------
Balance at December 31, 1996                                 1,327,000          $ 2.00-11.00
                                                           ===========          ============
Vested at December 31, 1996                                    609,000          $ 2.00-11.00
                                                           ===========          ============

                                 ANERGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its stock options because, as discussed below, the alternative fair market value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         The Company's option plans have authorized the grant of options to Company personnel, consultants and directors for up to 3,000,000 shares of the Company's common stock. Options granted have 9 or 10 year terms and vest and typically become fully exercisable at the end of 4 years of continued employment.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options and its employee stock purchase plan subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1995 and 1996, respectively; risk-free interest rates of 6.72% and 6.83%; no dividend yields; volatility factor of the expected market price of the Company's common stock of .73; and a weighted-average expected life of the options of 6.87 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for loss per share information):

                                                        1996        1995
                                                        ----        ----
        Pro forma net loss                            $ (6,659)    $ (7,302)
        Pro forma loss per share                      $  (0.40)    $  (0.57)

Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

         A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                      1996                         1995
                            --------------------------   --------------------------
                            Options   Weighted-Average   Options   Weighted Average
                             (000)     Exercise Price     (000)     Exercise Price
                            -------   ----------------   -------   ----------------
Outstanding-beginning
  of year                       879         $4.94           805          $4.83
Granted                         535         $3.72           283          $2.98
Exercised                       (76)        $0.97          (168)         $0.24
Forfeited                       (11)        $3.86           (41)         $7.61
                               ----                        ----
Outstanding-end of year       1,327         $4.69           879          $4.94

Exercisable at end of year      609         $5.92           430          $5.72

Weighted-average fair
  value of options granted
  during the year             $2.74                       $2.19

                                 ANERGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS

         Exercise prices for options outstanding as of December 31, 1996 ranged from $2.00 to $11.00. The weighted-average remaining contractual life of those options is 6.90 years.

Warrants

         Warrants to purchase 16,919 and 8,577 shares of the Company's common stock at an exercise price of $9.93 and $5.83 per share, respectively, were issued under a loan agreement and amendment. No value was assigned to these warrants due to immateriality; these warrants remain unexercised as of December 31, 1996.

         In June, 1994 the Company issued warrants to purchase an adjusted 248,464 shares of Common Stock at an adjusted exercise price of $3.32 per share through a private placement to two purchasers; these warrants remain unexercised as of December 31, 1996.

Employee Stock Purchase Plan

         The Company has an Employee Stock Purchase Plan under which a total of 250,000 shares of common stock have been reserved and made available for purchase by eligible employees.

         Eligible employees may have up to 10% of their wages withheld for purchases of common stock of the Company. On September 30 and March 31 of each year, the funds then in each employee's account are applied to the purchase of shares of common stock at 85% of the fair market value at such date or at six month retroactive intervals up to 24 months, whichever is less. As of December 31, 1996, 161,667 shares had been purchased with such funds.

         Under Statement 123, the fair value for these purchase options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1995 and 1996, respectively; risk-free interest rates of 5.96% and 5.52%; no dividend yields; volatility factor of the expected market price of the Company's common stock of .73; and a weighted-average expected life of the options of 1.25 years. The weighted average fair value of those purchase rights granted in 1995 and 1996 was $0.93 and $1.22, respectively.


7.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities include the following (in thousands):

                                                                 1996                   1995
                                                            -------------           ----------
Accounts payable                                                $   231              $   559
Accrued collaborative expenses                                      569                   87
Accrued vacation pay                                                114                  114
Accrued professional fees                                           189                  157
Other                                                               223                  123
                                                               --------             --------
         Total accounts payable and accrued liabilities         $ 1,326              $ 1,040
                                                                =======              =======

                                 ANERGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS



8.   INCOME TAXES

         At December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $38.7 million and $13.9 million, respectively. Additionally, the Company has research and development tax credit carryforwards for federal tax purposes of approximately $1.4 million. The net operating loss and credit carryforwards will expire at various dates beginning 2003 through 2011, if not utilized.

         The Company's stock offering in April 1995 resulted in a change in ownership and it is expected that the entire net operating loss and credit carryforwards as of April 1995 may be subject to an annual limitation based on the Company's pre-change value. The annual limitation will result in the expiration of the net operating losses and credits before utilization.

         Net operating losses incurred subsequent to April 1995 may be subject to annual limitation such that the net operating losses may expire before utilization.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows:

                                                         Year Ended December 31,
                                                     --------------------------------
                                                       1996                 1995
                                                    -------------       -------------
 Deferred income tax assets:
    Net operating loss carryforwards                $ 13,900,000        $ 12,500,000
    Research credits                                   2,000,000           1,700,000
    Other deferred tax assets                            700,000             200,000
                                                    ------------        ------------
 Net deferred tax assets                              16,600,000          14,400,000
 Valuation allowance for deferred tax
   assets                                            (16,600,000)        (14,400,000)
                                                    ------------        ------------
 Total deferred tax assets                          $       --          $       --
                                                    ============        ============

         The net valuation allowance increased by $3,200,000 during the year ended December 31, 1995 ($2,508,000 in 1994).

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable


                                    PART III


         Certain information required by Part III is omitted from this Report because the registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning the Company's directors required by this
Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on or around May 2, 1997.

         The information concerning the Company's executive officers required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Registrant".

ITEM 11.   EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on or around May 2, 1997.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on or around May 2, 1997.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on or around May 2, 1997.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

    1.   Financial Statements.

         The following financial statements of Anergen, Inc. are filed as a part of this report:

                                                                                            Page
                                                                                            ----
         Report of Ernst & Young LLP, Independent Auditors                                   29
         Balance Sheets at December 31, 1996 and 1995                                        30
         Statements of Operations for the years ended December 31, 1996
               1995 and 1994.                                                                31
         Statement of Shareholders' Equity for the years ended
               December 31, 1996, 1995 and 1994                                              32
         Statements of Cash Flows for the years ended December 31,
               1996, 1995 and 1994.                                                          33
         Notes to Financial Statements                                                     34-40

    2.   Financial Statement Schedules.

         Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

    3.   Exhibits.

         Exhibit     Description
         -------     -----------
         3.1(1)      Restated and Amended Articles of Incorporation.
         3.2(1)      Bylaws, as amended.
         4.1(1)      Form of Common Stock Certificate.
         10.1(1)     Form of Indemnification Agreement for directors and officers.
         10.2(1)     1988 Stock Option Plan (as amended) and form of agreements thereunder.
         10.3(1)     1991 Employee Stock Purchase Plan, as amended.
         10.4(2)     1992 Consultant Stock Plan
         10.5(13)    1996 Stock Plan and form of agreement.
         10.6A(1)    Sublease dated December 15, 1989 between the Registrant and Invitron Corporation, with amendment dated February 28,1990.
         10.6B(1)    Landlord's Consent to Sublease dated March 2, 1990 among the Registrant, Invitron Corporation and
                     Seaport Centre Venture Phase II.
         10.6C(1)    Ten-Year Industrial Net Lease Agreement dated June 5, 1987 between Invitron Corporation and
                     Seaport Centre Venture Phase II, with amendments dated November 9, 1987; October 31, 1988;
                     August 1989; and February 28,1990.
         10.6D(7)    Amendments to Seaport Center Standard Lease between the Registrant and Metropolitan Life
                     Insurance Company dated January 10, 1995; and March 24, 1995.
         10.6E(10)   Industrial Lease Agreement dated March 15, 1993 between the Registrant and East Bayshore
                     Investment Group, with amendments dated March 31, 1993; and June 17, 1994.
         10.7(1)     Master Lease Agreement dated July 8, 1988 between the Registrant and Comdisco, Inc. with
                     Equipment Schedule No. VL-1 dated July 8, 1988 and Equipment Schedule No. VL-2 dated
                     April 4, 1990.
         10.8A(3)    Loan and Security agreement dated December 29, 1992 between the Registrant and MMC/GATX Partnership No. I.
         10.8B(3)    Secured Promissory Note dated December 29, 1992  issued by the Registrant to MMC/GATX Partnership No. I.
         10.8C(3)    Warrant dated December 29,1992 issued by the Registrant to MMC/GATX Partnership No. I.
         10.8D(4)    Amendment to the Loan and Security agreement dated December 30, 1993 between the Registrant and MMC/GATX
                     Partnership No. I.
         10.8E(4)    Warrant dated December 30, 1993 issued by the Registrant to MMC/GATX Partnership No. I.
         10.9A(5)+   Development and License agreement dated  August 17, 1993 between the Registrant and Novo Nordisk A/S.
         10.9B(5)    Common Stock Purchase Agreement dated August 17, 1993 between the Registrant and Novo Nordisk A/S.
         10.9C(11)+  Amendment No. 1 dated March 26, 1996 to the Development and License Agreement between the Registrant and Novo Nordisk A/S.
         10.9D(11)+  Addendum dated March 26, 1996 to the Development and License Agreement between the Registrant and Novo Nordisk A/S.
         10.10A(6)   Loan and Security agreement dated April 18, 1994 between the Registrant and Silicon Valley Bank.
         10.10B(9)   Loan and Security agreement dated June 23, 1995 between the Registrant and Silicon Valley Bank.
         10.10C(10)  Loan Modification Agreement dated August 31, 1994 between the Registrant and Silicon Valley Bank.
         10.10D      Amendment to the Loan and Security agreement June 23, 1995 between the Registrant and Silicon Valley Bank.
         10.11A(6)   Securities Purchase Agreement dated May 11, 1994 between the Registrant and certain Purchasers.
         10.11B(8)   Warrant dated June 30, 1994 issued to Ortelius Trading L.P.
         10.11B-1(9) Letter related to Warrant issued to Ortelius Trading L.P.
         10.11B-2    Letter related to Warrant issued to Ortelius Trading L.P.
         10.11C(8)   Warrant dated June 30, 1994 issued to GDK, Inc.

         10.11C-1(9) Letter related to Warrant issued to GDK, Inc.
         10.11C-2    Letter related to Warrant issued to GDK, Inc.
         10.11D(8)   Amendment to Securities Purchase Agreement dated June 30, 1994 between the Registrant and certain purchasers.
         10.11E(7)   Amendment to Securities Purchase Agreement dated February 15, 1995 between the Registrant and certain purchasers.
         10.12A(7)   Common Stock Purchase Agreement dated March 10, 1995 between the Registrant and Warburg,
                     Pincus Ventures, L.P. and International Biotechnology Trust PLC.
         10.12B(7)   Amendment to Common Stock Purchase Agreement dated March 15, 1995.
         10.13(10)   1995 Director Option Plan.
         10.14(10)+  Transition Agreement and Mutual Release between the Company and John W. Fara, Ph.D.
         10.15(12)+  Product Development and License Agreement dated June 28, 1996 between the Registrant and
                     N. V. Organon.
         10.16(12)   Employment Agreement of Barry M. Sherman, M.D.
         23.1        Consent of Ernst & Young LLP, Independent Auditors
         27.1        Financial Data Schedule

(1) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1 (No. 33-42107), as amended.
(2) Incorporated by reference to exhibit filed with the Company's Form S-8 (No. 33-52186).
(3) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10K for the year ended December 31, 1992.
(4) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 1993.
(5) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10K for the year ended December 31, 1993.
(6) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10Q for the quarter ended March 31, 1994.
(7) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10K for the year ended December 31, 1994.
(8) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1 (No. 33-84310), as amended.
(9) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1995.
(10) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10K for the year ended December 31, 1995.
(11) Incorporated by reference to the exhibit filed with the Company's amendment to its Annual Report on Form 10-K/A for the year ended December 31, 1995.
(12) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1 (No. 33-42107), as amended.
(13) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 1996.

 +  Confidential treatment granted for portions of this exhibit.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fiscal year ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ANERGEN, INC.

                                        By:  /s/ BARRY M. SHERMAN
                                             ----------------------------------
                                             Barry M. Sherman, M.D.
                                             President, Chief Executive Officer
                                             and Director

Dated:  March 24, 1997


                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barry M. Sherman, M.D., and John W. Varian, and each of them, his attorneys-in-fact, and agents, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that said attorneys-in-fact and agents of any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                               Title                             Date
      ---------                               -----                             ----

/s/ BARRY M. SHERMAN           President, Chief Executive Officer and     March 24, 1997
-------------------------      Director (Principal Executive Officer)
Barry M. Sherman M.D.

/s/ JOHN W. VARIAN             Chief Financial Officer (Principal         March 24, 1997
-------------------------      Financial and Accounting Officer)
John W. Varian

/s/ BRUCE L. A. CARTER         Director                                   March 24, 1997
-------------------------
Bruce L. A. Carter, Ph.D.

/s/ NICHOLAS J. LOWCOCK        Director                                   March 24, 1997
-------------------------
Nicholas J. Lowcock

/s/ HARDEN M. McCONNELL        Director                                   March 24, 1997
-------------------------
Harden M. McConnell, Ph.D.

/s/ HARRY H. PENNER JR.        Director                                   March 24, 1997
-------------------------
Harry H. Penner, Jr.

/s/ JAMES E. THOMAS            Director                                   March 24, 1997
-------------------------
James E. Thomas

/s/ NICOLE VITULLO             Director                                   March 24, 1997
-------------------------
Nicole Vitullo

                                 EXHIBIT INDEX

         Exhibit     Description
         -------     -----------
         3.1(1)      Restated and Amended Articles of Incorporation.
         3.2(1)      Bylaws, as amended.
         4.1(1)      Form of Common Stock Certificate.
         10.1(1)     Form of Indemnification Agreement for directors and officers.

         10.2(1)     1988 Stock Option Plan (as amended) and form of agreements thereunder.

         10.3(1)     1991 Employee Stock Purchase Plan, as amended.

         10.4(2)     1992 Consultant Stock Plan

         10.5(13)    1996 Stock Plan and form of agreement.

         10.6A(1)    Sublease dated December 15, 1989 between the Registrant and Invitron Corporation, with amendment dated February 28,1990.
         10.6B(1)    Landlord's Consent to Sublease dated March 2, 1990 among the Registrant, Invitron Corporation and
                     Seaport Centre Venture Phase II.
         10.6C(1)    Ten-Year Industrial Net Lease Agreement dated June 5, 1987 between Invitron Corporation and
                     Seaport Centre Venture Phase II, with amendments dated November 9, 1987; October 31, 1988;
                     August 1989; and February 28,1990.
         10.6D(7)    Amendments to Seaport Center Standard Lease between the Registrant and Metropolitan Life
                     Insurance Company dated January 10, 1995; and March 24, 1995.
         10.6E(10)   Industrial Lease Agreement dated March 15, 1993 between the Registrant and East Bayshore
                     Investment Group, with amendments dated March 31, 1993; and June 17, 1994.
         10.7(1)     Master Lease Agreement dated July 8, 1988 between the Registrant and Comdisco, Inc. with
                     Equipment Schedule No. VL-1 dated July 8, 1988 and Equipment Schedule No. VL-2 dated
                     April 4, 1990.
         10.8A(3)    Loan and Security agreement dated December 29, 1992 between the Registrant and MMC/GATX Partnership No. I.
         10.8B(3)    Secured Promissory Note dated December 29, 1992  issued by the Registrant to MMC/GATX Partnership No. I.
         10.8C(3)    Warrant dated December 29,1992 issued by the Registrant to MMC/GATX Partnership No. I.
         10.8D(4)    Amendment to the Loan and Security agreement dated December 30, 1993 between the Registrant and MMC/GATX
                     Partnership No. I.
         10.8E(4)    Warrant dated December 30, 1993 issued by the Registrant to MMC/GATX Partnership No. I.
         10.9A(5)+   Development and License agreement dated  August 17, 1993 between the Registrant and Novo Nordisk A/S.
         10.9B(5)    Common Stock Purchase Agreement dated August 17, 1993 between the Registrant and Novo Nordisk A/S.
         10.9C(11)+  Amendment No. 1 dated March 26, 1996 to the Development and License Agreement between the Registrant and Novo Nordisk A/S.
         10.9D(11)+  Addendum dated March 26, 1996 to the Development and License Agreement between the Registrant and Novo Nordisk A/S.
         10.10A(6)   Loan and Security agreement dated April 18, 1994 between the Registrant and Silicon Valley Bank.
         10.10B(9)   Loan and Security agreement dated June 23, 1995 between the Registrant and Silicon Valley Bank.
         10.10C(10)  Loan Modification Agreement dated August 31, 1994 between the Registrant and Silicon Valley Bank.
         10.10D      Amendment to the Loan and Security agreement June 23, 1995 between the Registrant and Silicon Valley Bank.
         10.11A(6)   Securities Purchase Agreement dated May 11, 1994 between the Registrant and certain Purchasers.
         10.11B(8)   Warrant dated June 30, 1994 issued to Ortelius Trading L.P.
         10.11B-1(9) Letter related to Warrant issued to Ortelius Trading L.P.
         10.11B-2    Letter related to Warrant issued to Ortelius Trading L.P.
         10.11C(8)   Warrant dated June 30, 1994 issued to GDK, Inc.

         10.11C-1(9) Letter related to Warrant issued to GDK, Inc.
         10.11C-2    Letter related to Warrant issued to GDK, Inc.
         10.11D(8)   Amendment to Securities Purchase Agreement dated June 30, 1994 between the Registrant and certain purchasers.
         10.11E(7)   Amendment to Securities Purchase Agreement dated February 15, 1995 between the Registrant and certain purchasers.
         10.12A(7)   Common Stock Purchase Agreement dated March 10, 1995 between the Registrant and Warburg,
                     Pincus Ventures, L.P. and International Biotechnology Trust PLC.
         10.12B(7)   Amendment to Common Stock Purchase Agreement dated March 15, 1995.
         10.13(10)   1995 Director Option Plan.
         10.14(10)+  Transition Agreement and Mutual Release between the Company and John W. Fara, Ph.D.
         10.15(12)+  Product Development and License Agreement dated June 28, 1996 between the Registrant and
                     N. V. Organon.
         10.16(12)   Employment Agreement of Barry M. Sherman, M.D.
         23.1        Consent of Ernst & Young LLP, Independent Auditors
         27.1        Financial Data Schedule

(1) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1 (No. 33-42107), as amended.
(2) Incorporated by reference to exhibit filed with the Company's Form S-8 (No. 33-52186).
(3) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10K for the year ended December 31, 1992.
(4) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 1993.
(5) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10K for the year ended December 31, 1993.
(6) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10Q for the quarter ended March 31, 1994.
(7) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10K for the year ended December 31, 1994.
(8) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1 (No. 33-84310), as amended.
(9) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1995.
(10) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10K for the year ended December 31, 1995.
(11) Incorporated by reference to the exhibit filed with the Company's amendment to its Annual Report on Form 10-K/A for the year ended December 31, 1995.
(12) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1 (No. 33-42107), as amended.
(13) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 1996.

 +  Confidential treatment granted for portions of this exhibit.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fiscal year ended December 31, 1996.