Form 10-Q
period 1997-03-31
ANERGEN INC
filed 1997-05-14
CIK 877929

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997 or

 _____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER:  0-19454


                                  ANERGEN, INC.
             (Exact name of registrant as specified in its charter)



                 CALIFORNIA                             77-0183594
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)              Identification No.)



            301 PENOBSCOT DRIVE,                          94063
         REDWOOD CITY, CALIFORNIA                       (Zip Code)
         (Address of principal executive offices)

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


                               Yes   X     No___


At March 31, 1997, Registrant had outstanding 18,788,925 shares of Common
Stock.

                                 ANERGEN, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION                                        Page No.
                                                                      --------
ITEM 1.   Financial Statements

          Condensed balance sheets - March 31, 1997
            and December 31, 1996    . . . . . . . . . . . . . . . .     3

          Condensed statements of operations - three months
            ended March 31, 1997 and 1996    . . . . . . . . . . . .     4

          Condensed statements of cash flows - three months
            ended March 31, 1997 and 1996    . . . . . . . . . . . .     5

          Notes to condensed financial statements  . . . . . . . . .     6

ITEM 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations    . . . .     7


PART II - OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders. . . .    17

ITEM 6.   Exhibits and Reports on Form 8-K   . . . . . . . . . . . .    18

          Signatures   . . . . . . . . . . . . . . . . . . . . . . .    19

PART I - FINANCIAL INFORMATION

                                 ANERGEN, INC.
                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                          ASSETS

                                                                         MARCH 31, DECEMBER 31,
                                                                            1997       1996
                                                                          --------   --------
Current assets:
    Cash and cash equivalents .........................................   $  3,103   $  3,963
    Short-term investments ............................................     11,050     12,437
    Contract receivables ..............................................      1,315        320
    Prepaid expenses ..................................................        185        208
                                                                          --------   --------
                 Total current assets .................................     15,653     16,928
Property and equipment, net ...........................................      1,593      1,459
Other assets ..........................................................         36         36
                                                                          --------   --------

                                                                          $ 17,282   $ 18,423
                                                                          ========   ========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable  and accrued liabilities .........................   $  2,000   $  1,326
    Current portion of capital lease obligations and debt .............        616        728
                                                                          --------   --------

                 Total current liabilities ............................      2,616      2,054
Long-term portion of capital lease obligations and debt ...............        472        366
Commitments
Shareholders' equity:
    Preferred stock, no par value;  10,000,000 shares authorized;  none
           issued and outstanding .....................................         --         --
    Common stock, no par value;  40,000,000 shares authorized;
           18,788,925 shares issued and outstanding (18,780,697 at
           December 31, 1996) .........................................     57,514     57,484
    Additional paid-in-capital ........................................        659        659
    Unrealized gain (loss) on investments .............................        (49)       (34)
    Accumulated deficit ...............................................    (43,930)   (42,106)
                                                                          --------   --------
                 Total shareholders' equity ...........................     14,194     16,003
                                                                          --------   --------
                                                                          $ 17,282   $ 18,423
                                                                          ========   ========


Note: The actual balance sheet at March 31, 1997 is derived from unaudited financial statements. The December 31, 1996 information is derived from audited financial statements.


                            See accompanying notes.

                                 ANERGEN, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                     THREE MONTHS  ENDED
                                                            MARCH 31,
                                                     -------------------
                                                        1997       1996
                                                     --------   --------
Revenues:
    Contract revenues .............................  $  1,808   $    783
    Interest income ...............................       182        139
                                                     --------   --------
                                                        1,990        922
                                                     --------   --------
Expenses:
    Research and development ......................     2,887      1,895
    General and administrative ....................       884        503
    Interest expense ..............................        43         55
                                                     --------   --------
                                                        3,814      2,453
                                                     --------   --------
Net loss ..........................................  $ (1,824)  $ (1,531)
                                                     ========   ========
Net loss per share ................................  $  (0.10)  $  (0.10)
                                                     ========   ========

Shares used in calculating net loss per share .....    18,781     14,984
                                                     ========   ========



                            See accompanying notes.

                                 ANERGEN, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           -------------------
                                                             1997        1996
                                                           --------   --------
Cash flows used in operating activities:
  Net loss ..............................................  $ (1,824)  $ (1,531)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization .......................       199        267
  Changes in operating assets and liabilities:
    Contract receivables ................................      (995)        32
    Prepaid expenses ....................................        23         (1)
    Accounts payable and accrued liabilities ............       674       (151)
                                                           --------   --------
Net cash used in operating activities ...................    (1,923)    (1,384)

Cash flows provided by investing activities:
  Purchase of investments available-for-sale ............    (9,887)    (1,554)
  Sale of investments available-for-sale ................    11,259      3,201
  Purchase of property and equipment ....................      (333)      (143)
                                                           --------   --------
Net cash provided by investing activities ...............     1,039      1,504

Cash flows provided by (used in) financing activities:
  Proceeds from facility and equipment debt financing ...       224         --
  Repayments of capital lease obligations and debt ......      (230)      (319)
  Issuance of common stock, net .........................        30         41
                                                           --------   --------
Net cash provided by (used in) financing activities .....        24       (278)
                                                           --------   --------

Net decrease in cash and equivalents ....................      (860)      (158)
Cash  and equivalents at beginning of period ............     3,963        468
                                                           --------   --------
Cash  and equivalents at end of period ..................     3,103        310
Short-term investments at end of period .................    11,050      9,343
                                                           --------   --------
Cash and equivalents and short-term investments
    at end of period ....................................  $ 14,153   $  9,653
                                                           ========   ========



                            See accompanying notes.

                                 ANERGEN, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


1. NATURE OF BUSINESS

         Anergen, Inc. ( the "Company") was incorporated on April 26, 1988 for the purpose of developing therapies using biopharmaceutical compounds for the treatment of autoimmune diseases.

2. BASIS OF PRESENTATION

         The interim financial statements included herein have been prepared by the Company and have not been audited, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to Commission rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company (subject to year-end adjustments) with respect to the interim financial statements, and of the results of its operations and cash flows for the interim periods then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

         Net Loss Per Share

         Net loss per share is computed using the weighted average number of shares of common stock outstanding. In February 1997, the Financial Accounting Standards Board issued Statement 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute loss per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company currently excludes common equivalent shares from outstanding stock options and warrants from the computation as their effect is anti-dilutive. The Company does not expect there to be an impact on the net loss per share calculation upon adoption of Statement 128.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth hereunder and in the Company's Annual Report as filed on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations primarily through private placements of its equity securities with venture capitalists (which raised an aggregate of approximately $7.6 million in net proceeds), through the sale of its Common Stock to Novo Nordisk A/S (which raised approximately $8 million in net proceeds), through the issuance of its Common Stock and Warrants to purchase shares of Common Stock through a private placement in exchange for $1.5 million in proceeds, and through public offerings of its Common Stock which have raised an aggregate of $38.8 million in net proceeds, including $9.4 million in net proceeds from the sale of 3.5 million shares of Common Stock to the public in August 1996 and approximately $500,000 from the underwriters' exercise of the over-allotment option in September 1996. The Company's cash, cash equivalents and short-term investments at March 31, 1997 were approximately $14.2 million. Accounts payable and accrued liabilities increased to $2,000,000 at March 31, 1997 from $1,326,000 at December 31, 1996. Long-term debt increased from $366,000 at December 31, 1996 to $472,000 at March 31, 1997 due to the
         debt financing of equipment purchases. The Company had shareholders' equity at March 31, 1997 of approximately $14.2 million.

         The Company anticipates that its current cash, cash equivalents, short-term investments and expected revenues under its collaborative agreements will be sufficient to fund its operations through approximately 1998. Thereafter, the Company will require substantial additional funds to continue its operations. The Company anticipates that its current resources will be primarily used to fund clinical testing of AnervaX(TM) for Rheumatoid Arthritis ("RA"), manufacturing of GMP grade material for the Phase I clinical trial of the Company's Anergix(TM) for Multiple Sclerosis ("MS") and the conduct of such clinical trial, and continued research and development and preparation for clinical testing of AnergiX for the treatment of RA, Type I Diabetes and Myasthenia Gravis. The balance of such resources will be used to fund continued limited research on other autoimmune diseases and general and administrative activities, including those associated with seeking collaborative arrangements to enable the Company to increase its research and development activities in other autoimmune diseases. These foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. In particular, the Company's capital requirements will vary depending on numerous factors many of which are outside the Company's control.
         These factors include the progress of the Company's research and development programs, manufacturing activities, the progress of the Company's clinical programs, the results of laboratory testing, the time and cost required to seek regulatory approvals to commence clinical trials for the Company's initial products, the need to obtain licenses to other proprietary rights, any required adjustments to the Company's operating plan to respond to competitive pressures or technological advances, developments with respect to the Company's existing or future collaborative arrangements, and the availability of various methods of financing. The Company expects to seek to raise additional capital through equity or debt financing, research and development collaborations with other pharmaceutical companies or through other sources. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictions on stock dividends and other restrictions on the Company. Adequate funds for the Company's operations, whether from equity or debt, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms attractive to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Company's liquidity will be reduced as amounts are expended for continuing research and development.

RESULTS OF OPERATIONS

         The Company's net loss increased by 19% to $1,824,000 in the fiscal quarter ended March 31, 1997 compared to a $1,531,000 loss in the
         corresponding period in the previous year.   The increase was due to
         expenses that increased 55% to $3,814,000 in the fiscal quarter ended March 31, 1997 compared to $2,453,000 in the corresponding period in the previous year partially offset by an increase in revenues of 116% to $1,990,000 in the fiscal quarter ended March 31, 1997 compared to $922,000 in the corresponding period in the previous year. Total expenses increased primarily due to increased expenses for research and development related to clinical trials and corporate development activities associated with the Company's collaborative arrangement with
         N. V. Organon. Research and development expenses increased 52% to $2,887,000 for the quarter ended March 31, 1997 from $1,895,000 in the corresponding period in the previous year. This is due to an increase in clinical activities related to the Company's AnergiX for MS which is in Phase I testing, and to an increase in clinical costs associated with the Company's ongoing Phase IIa clinical trial of AnervaX for RA. The Company expects total operating expenses to increase as it increases research and development efforts.

         General and administrative expenses increased 76% to $884,000 for the quarter ended March 31, 1997 compared to $503,000 in the corresponding period in the previous year primarily due to compensation costs associated with an expanded management team, recruitment efforts and increased corporate development activities.

         The increase in revenues was primarily due to revenues recorded in the first quarter related to the Company's collaborative agreement with N.
         V. Organon. Interest income increased to $182,000 for the quarter ended March 31, 1997 as compared to $139,000 in the corresponding period in the previous year due to higher average cash balances in 1997.
         Interest income is expected to decline gradually over future periods as invested capital is used for operating activities. Interest expense decreased to $43,000 for the quarter ended March 31, 1997 as compared to $55,000 in the corresponding period in the previous year due to lower debt balances.

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

LIMITED OPERATING HISTORY; HISTORY OF LOSSES

         The Company has experienced significant net losses every year since its inception in 1988. Net losses for the quarters ended March 31, 1997 and 1996 were approximately $1.8 million and $1.5 million, respectively, and the Company had an accumulated deficit of approximately $43.9 million as of March 31, 1997. The Company expects to incur substantial and increasing operating losses for at least the next several years. The amount of net losses and the time required by the Company to reach profitability are highly uncertain. There can be no assurance that the Company will ever be able to generate product revenue or achieve profitability on a substantial basis or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                                 ANERGEN, INC.


PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults upon senior securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           (a)   Annual Meeting of Shareholders on May 2, 1997.
                 On May 2, 1997 the Company held its Annual Meeting of Shareholders to (i) elect seven directors to serve for one year and until their successors are duly elected ("Proposal 1"), (ii) approve the 1996 Stock Plan and to approve 1,000,000 shares reserved for issuance under the plan ("Proposal 2"), and (iii) confirm the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1997 ("Proposal 3").

                 The names of the persons nominated for director and the voting results are as follows:

                 NOMINEE                                            FOR               WITHHELD
                 -------                                            ---               --------
                 Bruce L.A. Carter                               17,469,097            434,025
                 Nicholas J. Lowcock                             17,467,632            435,490
                 Harden M. McConnell                             17,468,197            434,925
                 Harry H. Penner, Jr.                            17,468,897            434,225
                 Barry M. Sherman                                17,445,181            457,941
                 James E. Thomas                                 17,469,097            434,025
                 Nicole Vitullo                                  17,468,732            434,390

                 Proposal 2 sought shareholder approval of the 1996 Stock Plan and to approve 1,000,000 shares reserved for issuance under the plan. The voting results for Proposal 2 were as follows:
           13,475,387 shares cast "for", 988,739 shares cast "against", 38,785 shares abstained, and 3,400,211 broker non-votes were cast.
           Proposal 3 sought shareholder confirmation of the selection of Ernst & Young LLP to audit the financial statements of the Company for the year ending December 31, 1997. The voting results for Proposal 3 were as follows: 17,881,142 shares cast "for", 10,780 shares cast "against", 11,200 shares abstained, and no broker non-votes were cast. For additional detail as to the matters submitted for shareholder vote at the Annual Meeting, refer to the definitive proxy materials relating to the 1997 Annual Meeting of Shareholders which were sent to the Commission on April 1, 1997.

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


            (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ANERGEN, INC.


Date:    May 13, 1997                By:  /s/ BARRY M. SHERMAN, M.D.
                                          -------------------------------------
                                          Barry M. Sherman, M.D.
                                          President and Chief Executive Officer
                                          on behalf of the Company and
                                          as principal financial and chief
                                          accounting officer

                                 EXHIBIT INDEX


                  EXHIBIT
                    NO.             DESCRIPTION
                  -------           -----------





                    27              FINANCIAL DATA SCHEDULE