Form 10-Q
period 1997-06-30
ANERGEN INC
filed 1997-08-13
CIK 877929

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(mark one)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934 for the quarterly period ended June 30, 1997 or

         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934


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


At June 30, 1997, Registrant had outstanding 18,818,597 shares of Common Stock.

                                  ANERGEN, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                           Page No.
                                                                                                         --------
ITEM 1.           Financial Statements

                  Condensed balance sheets - June 30, 1997
                    and December 31, 1996 .......................................................            3

                  Condensed statements of operations - three  and six months
                    ended June 30, 1997 and 1996 ................................................            4

                  Condensed statements of cash flows - six months
                    ended June 30, 1997 and 1996 ................................................            5

                  Notes to condensed financial statements .......................................            6

ITEM 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations ...............................            7


PART II - OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K ..............................................           17

                  Signatures ....................................................................           18

Part I:  Financial Information


                                  ANERGEN, INC.
                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT FOR SHARE DATA)



                                    ASSETS
                                                                            JUNE 30, 1997    DECEMBER 31, 1996
                                                                            (UNAUDITED)
                                                                              --------           --------
Current assets:
     Cash and equivalents ..........................................          $  5,970           $  3,963
     Short-term investments ........................................             5,463             12,437
     Contract receivables - related party ..........................             1,902                320
     Prepaid expenses ..............................................                98                208
                                                                              --------           --------
                  Total current assets .............................            13,433             16,928
Property and equipment, net ........................................             1,845              1,459
Other assets .......................................................                36                 36
                                                                              --------           --------

                                                                              $ 15,314           $ 18,423
                                                                              ========           ========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable  and accrued liabilities .....................          $  1,814           $  1,326
     Current portion of capital lease obligations and debt .........               617                728
                                                                              --------           --------

                  Total current liabilities ........................             2,431              2,054

Long-term portion of capital lease obligations and debt ............               723                366
Commitments
Shareholders' equity:
     Preferred stock, no par value;  none issued and outstanding ...              --                 --
     Common stock, no par value;  40,000,000 shares authorized;
           18,818,597 issued and outstanding (18,780,697 at December
           31, 1996) ...............................................            57,583             57,484
     Additional paid-in-capital ....................................               659                659
     Unrealized gain (loss) on investments .........................               (31)               (34)
     Accumulated deficit ...........................................           (46,051)           (42,106)
                                                                              --------           --------
                  Total shareholders' equity .......................            12,160             16,003
                                                                              --------           --------
                                                                              $ 15,314           $ 18,423
                                                                              ========           ========

Note: The balance sheet at June 30, 1997 is derived from unaudited financial statements. The December 31, 1996 information is derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.





                             See accompanying notes.

W
                                  ANERGEN, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                         THREE MONTHS  ENDED                   SIX MONTHS ENDED
                                                              JUNE 30,                              JUNE 30,
                                                    ---------------------------           ---------------------------
                                                      1997               1996              1997                1996
                                                    --------           --------           --------           --------
Revenues:
     Contract revenues ...................          $  1,354           $    639           $  3,162           $  1,422
     Interest income .....................               117                120                299                259
                                                    --------           --------           --------           --------

                                                       1,471                759              3,461              1,681

Expenses:
     Research and development ............             2,822              1,945              5,709              3,840
     General and administrative ..........               709                556              1,593              1,059
     Interest expense ....................                61                 44                104                 99
                                                    --------           --------           --------           --------
                                                       3,592              2,545              7,406              4,998
                                                    --------           --------           --------           --------
Net loss .................................          $ (2,121)          $ (1,786)          $ (3,945)          $ (3,317)
                                                    ========           ========           ========           ========
Net loss per share .......................          $  (0.11)          $  (0.12)          $  (0.21)          $  (0.22)
                                                    ========           ========           ========           ========

Shares used in calculating per share  data            18,819             15,064             18,819             15,024
                                                    ========           ========           ========           ========



                             See accompanying notes.

                                  ANERGEN, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                      SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                  ---------------------------
                                                                    1997               1996
                                                                  --------           --------
Cash flows provided by (used in) operating activities:
   Net loss ............................................          $ (3,945)          $ (3,317)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization .....................               409                539
     Deferred compensation amortization ................              --                   11
   Changes in operating assets and liabilities:
     Contract receivables - related party ..............            (1,582)               151
     Prepaid expenses ..................................               110               (218)
     Other assets ......................................              --                 --
     Accounts payable and accrued liabilities ..........               488               (289)
                                                                  --------           --------
Net cash used in operating activities ..................            (4,520)            (3,123)

Cash flows provided by (used in) investing activities:
   Purchase of investments available-for-sale ..........           (15,899)            (3,078)
   Sale of investments available-for-sale ..............            22,876              6,472
   Purchase of property and equipment ..................              (795)              (238)
                                                                  --------           --------
Net cash provided by investing activities ..............             6,182              3,156
                                                                  --------           --------

Cash flows provided by (used in) financing activities:
   Proceeds from facility and equipment  debt financing                545               --
   Repayments of capital lease obligations and debt ....              (299)              (525)
   Issuance of common stock, net .......................                99                122
                                                                  --------           --------
Net cash provided by (used in) financing activities ....               345               (403)

Net increase (decrease) in cash ........................             2,007               (370)
Cash  and equivalents at beginning of period ...........             3,963                468
                                                                  --------           --------
Cash  and equivalents at end of period .................             5,970                 98
Short-term investments at end of period ................             5,463              7,574
                                                                  --------           --------
Cash and short-term investments at end of period .......          $ 11,433           $  7,672
                                                                  ========           ========



                             See accompanying notes.

                                  ANERGEN, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)


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

         Net Loss Per Share

         Net loss per share is computed using the weighted average number of shares of common stock outstanding. In February 1997, the Financial Accounting Standards Board issued Statement 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute loss per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company currently excludes common equivalent shares from outstanding stock options and warrants from the computation as their effect is anti-dilutive. The Company does not expect there to be a material impact on the net loss per share calculation upon adoption of Statement 128.

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

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations primarily through private placements of its equity securities with venture capitalists (which raised an aggregate of approximately $7.6 million in net proceeds), through the sale of its Common Stock to Novo Nordisk A/S (which raised approximately $8 million in net proceeds), through the issuance of its Common Stock and Warrants to purchase shares of Common Stock through a private placement in exchange for $1.5 million in proceeds, and through public offerings of its Common Stock which have raised an aggregate of $38.8 million in net proceeds, including $9.4 million in net proceeds from the sale of 3.5 million shares of Common Stock to the public in August 1996 and approximately $500,000 from the underwriters' exercise of the over-allotment option in September 1996. The Company's cash, cash equivalents and short-term investments at June 30, 1997 were approximately $11.4 million, a decrease from $16.4 million due to cash used in operations and timing of receipts of contract receivables. Accounts payable and accrued liabilities increased to $1,814,000 at June 30, 1997 from $1,326,000 at December 31, 1996 primarily due to timing of payments related to clinical trials. Long-term debt increased from $366,000 at December 31, 1996 to $723,000 at June 30, 1997 due to the debt financing of equipment purchases. The Company had shareholders' equity at June 30, 1997 of approximately $12.2 million.

         The Company anticipates that its current cash, cash equivalents, short-term investments and expected revenues under its collaborative agreements will be sufficient to fund its operations through approximately 1998. Thereafter, the Company will require substantial additional funds to continue its operations. The Company anticipates that its current resources will be primarily used to fund clinical testing of AnervaX(TM) for Rheumatoid Arthritis ("RA"), manufacturing of GMP grade material for the Phase I clinical trial of the Company's AnergiX(TM) for Multiple Sclerosis ("MS") and the conduct of such trial and continued research and development and preparation for clinical testing of AnergiX for the treatment of RA, Type I Diabetes and Myasthenia Gravis. The balance of such resources will be used to fund continued limited research on other autoimmune diseases and general and administrative activities, including those associated with seeking collaborative arrangements to enable the Company to increase its research and development activities in other autoimmune diseases. These foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. In particular, the Company's capital requirements will vary depending on numerous factors many of which are outside the Company's control. These factors include the progress of the Company's research and development programs, manufacturing activities, the progress of the Company's clinical programs, the results of laboratory testing, the time and cost required to seek regulatory approvals to commence clinical trials for the Company's initial products, the need to obtain licenses to other proprietary rights, any required adjustments to the Company's operating plan to respond to competitive pressures or technological advances, developments with respect to the Company's existing or future collaborative arrangements, and the availability of various methods of financing. The Company expects to seek to raise additional capital through equity or debt financing, research and development collaborations with other pharmaceutical companies or through other sources. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictions on stock dividends and other restrictions on the Company. Adequate funds for the Company's operations, whether from equity or debt, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms attractive to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Company's liquidity will be reduced as amounts are expended for continuing research and development.

RESULTS OF OPERATIONS

         The Company's net loss increased by 19% to $2,121,000 in the fiscal quarter ended June 30, 1997 compared to a $1,786,000 loss in the corresponding period in the previous year. The increase was due to expenses that increased 41% to $3,592,000 in the fiscal quarter ended June 30, 1997 compared to $2,545,000 in the corresponding period in the previous year partially offset by an increase in revenues of 94% to $1,471,000 in the fiscal quarter ended June 30, 1997 compared to $759,000 in the corresponding period in the previous year. Total expenses increased primarily due to increased expenses for research and development related to clinical trials and development activities associated with the Company's collaborative arrangement with N. V. Organon. Research and development expenses increased 45% to $2,822,000 for the quarter ended June 30, 1997 from $1,945,000 in the corresponding period in the previous year due to an increase in clinical activities related to the Company's ongoing Phase IIa clinical trial of AnervaX for RA and an increase in manufacturing activities related to the Company's development of AnergiX for RA. The Company expects total operating expenses to increase as it increases research and development efforts.

         General and administrative expenses increased 28% to $709,000 for the quarter ended June 30, 1997 compared to $556,000 in the corresponding period in the previous year primarily due to costs associated with an expanded management team, recruitment efforts and increased corporate development activities.

         The increase in revenues was primarily due to revenues recorded in the second quarter related to the Company's collaborative agreement with N.
         V. Organon. Interest income decreased slightly to $117,000 for the quarter ended June 30, 1997 as compared to $120,000 in the corresponding period in the previous year. Interest income is expected to decline gradually over future periods as invested capital is used for operating activities. Interest expense increased to $61,000 for the quarter ended June 30, 1997 as compared to $44,000 in the corresponding period in the previous year due to higher debt balances as the Company financed capital purchases.

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

LIMITED OPERATING HISTORY; HISTORY OF LOSSES

         The Company has experienced significant net losses every year since its inception in 1988. Net losses for the quarters ended June 30, 1997 and 1996 were approximately $2.1 million and $1.8 million, respectively, and the Company had an accumulated deficit of approximately $46.1 million as of June 30, 1997. The Company expects to incur substantial and increasing operating losses for at least the next several years. The amount of net losses and the time required by the Company to reach profitability are highly uncertain. There can be no assurance that the Company will ever be able to generate product revenue or achieve profitability on a substantial basis or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FUTURE REQUIREMENT FOR SIGNIFICANT ADDITIONAL CAPITAL

         The Company anticipates that its current cash, cash equivalents, short-term investments and expected revenues under its collaborative agreements will be sufficient to fund its operations through approximately 1998. Thereafter, the Company will require substantial additional funds to continue its operations. The Company anticipates that its current resources will be primarily used to fund clinical testing of AnervaX for RA and AnergiX for MS, and continued research and development and preparation for clinical testing of AnergiX for the treatment of RA, IDDM and MG. The balance of such resources will be used to fund continued limited research on other autoimmune diseases and general and administrative activities, including those associated with seeking collaborative arrangements to enable the Company to increase its research and development activities in current and or other autoimmune diseases. The Company's working capital requirements over the next two years may vary depending upon numerous factors, including the progress of the Company's research and development programs, manufacturing activities, the progress of the Company's clinical programs, the results of laboratory testing, the time and cost required to seek regulatory approvals to commence clinical trials for the Company's initial products, the need to obtain licenses to other proprietary rights, any required adjustments to the Company's operating plan to respond to competitive pressures or technological advances, developments with respect to existing or future collaborative arrangements and the availability of various methods of financing. The Company expects to seek to raise additional capital through equity or debt financing, research and development collaborations with corporate partners or through other sources. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictions on stock dividends and other restrictions on the Company. Adequate funds for the Company's operations, whether from equity or debt financings, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms attractive to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Company's liquidity will be reduced as amounts are expended for continuing research and development. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

         The Company cannot control the amount and timing of resources which its collaborative partners devote to the Company's program or potential products, which can vary because of factors unrelated to the potential product. Collaborator participation will depend not only on the achievement of research and development objectives by the Company and its collaborators, which cannot be assured, but also on each collaborator's own financial, competitive, marketing and strategic considerations, which are outside the Company's control. Such strategic considerations may include the relative advantages of alternative products being marketed or developed by others, including relevant patent and proprietary positions. The Company's collaborative partners may develop, either alone or with others, products that compete with the development and marketing of the Company's products. Competing products, either developed by the collaborative partners or to which the collaborative partners have rights, may result in their withdrawal of support with respect to all or a portion of the Company's technology, which would have a material adverse effect on the Company's business, financial condition and results of operations. If Novo Nordisk, Organon or any future collaborative partner breaches or terminates their agreements with the Company or otherwise fails to conduct their collaborative activities in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs will be delayed, and the Company will be required to devote additional resources to product development and commercialization or terminate certain development programs. There also can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between collaborators and the Company could lead to delays in the collaborative research, development and commercialization of certain product candidates or could require or result in litigation or arbitration, which would be time consuming and expensive, and would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

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

POTENTIAL PRODUCT LIABILITY

         The testing, marketing and sale of human health care products entail an inherent risk of exposure to product liability claims in the event that the use of the Company's technology or prospective products is alleged to have resulted in adverse effects. While the Company has taken, and will continue to take, what it believes are appropriate precautions to minimize exposure to product liability, there can be no assurance that it will avoid significant liability. The Company possesses limited general liability and product liability insurance related to its clinical trials of AnervaX for RA and to its clinical trials of AnergiX for MS and certain other types of insurance customarily obtained by business organizations. There can be no assurance that the existing insurance coverage is adequate or that it will avoid liability. The Company intends to seek insurance against product liability risks associated with the testing, manufacturing or marketing of its products. However, there can be no assurance that it will be able to obtain such insurance in the future, or that if obtained, such insurance will be sufficient in amount. Consequently, a product liability claim or other claims with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business or financial condition of the Company.

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

          b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ANERGEN, INC.


Date:    August 11, 1997               By: /s/ DAVID V. SMITH
                                           --------------------------------
                                           David V. Smith
                                           Vice President, Finance and Chief
                                           Financial Officer on behalf of the
                                           Company and as principal financial
                                           and chief accounting officer

                                 Exhibit Index

Exhibit         Description
 3.1(1)         Restated and Amended Articles of Incorporation.
 3.2(1)         Bylaws, as amended.
 4.1(1)         Form of Common Stock certificate
27.1            Financial Data Schedule

(1) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1 (No. 33-42107), as amended.

(b) Reports on Form 8K. No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.