Form 10-Q
period 1997-09-30
ANERGEN INC
filed 1997-11-12
CIK 877929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(mark one)
  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997 or

 ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                        Telephone number: (650) 361-8901



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes [X]   No


At September 30, 1997, Registrant had outstanding 18,819,773 shares of Common Stock.

                                  ANERGEN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                       Page No.
                                                                                     --------
ITEM 1.        Financial Statements

               Condensed balance sheets - September 30, 1997
                 and December 31, 1996 .........................................         3

               Condensed statements of operations - three  and nine months
                 ended September 30, 1997 and 1996 .............................         4

               Condensed statements of cash flows - nine months
                 ended September 30, 1997 and 1996 .............................         5

               Notes to condensed financial statements .........................         6

ITEM 2.        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations .................         7


PART II - OTHER INFORMATION

ITEM 6.        Exhibits and Reports on Form 8-K ................................        17

               Signatures ......................................................        18

Part I:  Financial Information


                                  ANERGEN, INC.
                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT FOR SHARE DATA)

                                   ASSETS
                                                            SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                            ------------------  -----------------
                                                                (UNAUDITED)
Current assets:
    Cash and cash equivalents ............................     $   5,309         $     3,963
    Short-term investments ...............................         4,219              12,437
    Contract receivables - including related party .......         1,209                 320
    Prepaid expenses......................................            90                 208
                                                               ---------           ---------
               Total current assets ......................        10,827              16,928
Property and equipment, net...............................         1,847               1,459
Other assets..............................................            36                  36
                                                               ---------           ---------

                                                               $  12,710           $  18,423
                                                               =========           =========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable  and accrued liabilities.............     $   1,308          $    1,326
    Current portion of capital lease obligations and debt.           471                 728
                                                               ---------           ---------

               Total current liabilities..................         1,779               2,054
Long-term portion of capital lease obligations and debt...           830                 366
Commitments
Shareholders' equity:
    Preferred stock, no par value;  none issued and
outstanding    ...........................................             -                   -
    Common stock, no par value;  40,000,000 shares
         authorized;  18,819,773 issued and outstanding
         (18,780,697 at December 31, 1996) ...............        57,586              57,484
    Additional paid-in-capital............................           659                 659
    Unrealized gain (loss) on investments.................             3                (34)
    Accumulated deficit...................................      (48,147)            (42,106)
                                                               ---------           ---------
               Total shareholders' equity.................        10,101              16,003
                                                               ---------           ---------
                                                               $  12,710           $  18,423
                                                               =========           =========

Note: The balance sheet at September 30, 1997 is derived from unaudited financial statements. The December 31, 1996 information is derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
                             See accompanying notes.

                                  ANERGEN, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                 THREE MONTHS  ENDED      NINE MONTHS ENDED
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                ---------------------     -------------------
                                                   1997       1996          1997        1996
                                                ---------- ----------     ---------  --------
Revenues:
    Contract revenues, including related
      parties                                     $1,302        $864       $4,464       $2,286
    License fee                                       --       2,000           --        2,000
    Interest income                                  161         167          460          426
                                                --------      ------      -------      -------
                                                   1,463       3,031        4,924        4,712

Expenses:
    Research and development                       2,902       2,389        8,611        6,229
    General and administrative                       587         716        2,180        1,775
    Interest expense                                  70          38          174          137
                                                --------      ------      -------      -------
                                                   3,559       3,143       10,965        8,141
                                                --------      ------      -------      -------
Net loss                                        $ (2,096)     $ (112)     $(6,041)     $(3,429)
                                                ========      ======       ======      =======
Net loss per share                              $  (0.11)     $(0.01)      $(0.32)     $ (0.22)
                                                ========      ======       ======      =======

Shares used in calculating per share data         18,820      17,077       18,807       15,714
                                                ========      ======       ======       =======



                             See accompanying notes.

                                  ANERGEN, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           1997            1996
                                                          --------     --------
Cash flows provided by (used in) operating activities:
  Net loss                                                 $(6,041)     $(3,429)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                              633          824
  Changes in operating assets and liabilities:
    Contract receivables - related party                      (889)        (178)
    Prepaid expenses                                           118          (43)
    Accounts payable and accrued liabilities                   (18)          68
                                                          --------     --------
Net cash used in operating activities                       (6,197)      (2,758)

Cash flows provided by (used in) investing activities:
  Purchase of investments available-for-sale               (20,946)     (21,985)
  Sale of investments available-for-sale                    29,201       15,565
  Purchase of property and equipment                        (1,021)        (451)
                                                          --------     --------
Net cash provided by (used in) investing
activities                                                   7,234       (6,871)
                                                          --------     --------

Cash flows provided by (used in) financing activities:
  Proceeds from facility and equipment debt
  financing                                                    659           --
  Repayments of capital lease obligations and debt            (452)        (704)
  Issuance of common stock, net                                102       10,003
                                                          --------     --------
Net cash provided by (used in) financing activities            309        9,299

Net increase (decrease) in cash                              1,346         (330)
Cash  and cash equivalents at beginning of period            3,963          468
                                                          --------     --------
Cash  and cash equivalents at end of period                  5,309          138
Short-term investments at end of period                      4,219       17,387
                                                          --------     --------
Cash, cash equivalents and short-term
investments at end of period                                $9,528      $17,525
                                                          ========     ========



                             See accompanying notes.

                                  ANERGEN, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


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

LIQUIDITY AND CAPITAL RESOURCES

        To date, the Company has financed its operations primarily through private placements of its equity securities with venture capitalists (which raised an aggregate of approximately $7.6 million in net proceeds), through the sale of its Common Stock to Novo Nordisk A/S (which raised approximately $8 million in net proceeds), through the issuance of its Common Stock and Warrants to purchase shares of Common Stock through a private placement in exchange for $1.5 million in proceeds, and through public offerings of its Common Stock which have raised an aggregate of $38.8 million in net proceeds, including $9.4 million in net proceeds from the sale of 3.5 million shares of Common Stock to the public in August 1996 and approximately $500,000 from the underwritersi exercise of the over-allotment option in September 1996. The Company's cash, cash equivalents and short-term investments at September 30, 1997 were approximately $9.5 million, a decrease from $16.4 million due to cash used in operations and timing of receipts of contract receivables. Accounts payable and accrued liabilities decreased to $1,308,000 at September 30, 1997 from $1,326,000 at December 31,
        1996. Long-term debt increased from $366,000 at December 31, 1996 to $830,000 at September 30, 1997 due to the debt financing of equipment purchases. The Company had shareholders' equity at June 30, 1997 of approximately $10.1 million.

        The Company anticipates that its current cash, cash equivalents, short-term investments and expected revenues under its collaborative agreements will be sufficient to fund its operations through approximately 1998. Thereafter, the Company will require substantial additional funds to continue its operations. The Company anticipates that its current resources will be primarily used to fund clinical testing of AnervaX(TM) for Rheumatoid Arthritis ("RA"), manufacturing of GMP grade material for the Phase I clinical trial of the Company's AnergiX(TM) for Multiple Sclerosis ("MS") and the conduct of such trial and continued research and development and preparation for clinical testing of AnergiX for the treatment of RA, Type I Diabetes and Myasthenia Gravis ("MG"). The balance of such resources will be used to fund research on other autoimmune diseases ("IDDM") and general and administrative activities, including those associated with seeking collaborative arrangements to enable the Company to increase its research and development activities in other autoimmune diseases.

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

RESULTS OF OPERATIONS

        The Company's net loss increased by 1,771% to $2,096,000 in the fiscal quarter ended September 30, 1997 compared to a $112,000 loss in the corresponding period in the previous year. The increase was due to the lack of license fee revenue recognized in 1997 compared to a $2.0 million license fee received in the previous year. Expenses increased 13% to $3,559,000 in the fiscal quarter ended September 30, 1997 compared to $3,143,000 in the corresponding period in the previous year, along with a net increase in contract revenues of 51% to $1,302,000 in the fiscal quarter ended September 30, 1997 compared to $864,000 in the corresponding period in the previous year. Total expenses increased primarily due to increased expenses for research and development related to clinical trials and development activities associated with the Company's collaborative arrangement with N. V. Organon. Research and development expenses increased 21% to $2,902,000 for the quarter ended September 30, 1997 from $2,389,000 in the corresponding period in the previous year due to an increase in clinical activities related to the Company's ongoing Phase IIa clinical trial of AnervaX for RA and an increase in manufacturing activities related to the Company's development of AnergiX for RA. The Company expects total operating expenses over time to increase as it increases research and development efforts.

        General and administrative expenses decreased 18% to $587,000 for the quarter ended September 30, 1997 compared to $716,000 in the corresponding period in the previous year primarily due to fewer costs associated with management transition and recruitment efforts.

        The increase in revenues was primarily due to revenues recorded in the current fiscal quarter related to the Company's collaborative agreement with N. V. Organon. Interest income decreased slightly to $161,000 for the quarter ended September 30, 1997 as compared to $167,000 in the corresponding period in the previous year. Interest income is expected to decline gradually over future periods as invested capital is used for operating activities. Interest expense increased to $70,000 for the quarter ended September 30, 1997 as compared to $38,000 in the corresponding period in the previous year due to higher debt balances as the Company financed capital purchases in 1997.

        The Company expects to incur substantial and increasing operating losses for at least the next several years. The Company's losses on a quarter-by-quarter basis may vary depending upon a variety of factors, any of which may fluctuate, including the level of research activities, the timing of hiring of additional scientific and management personnel, the retention of consultants, the purchase or leasing of laboratory equipment, the licensing of any required technology and other factors. Accordingly, the Company believes that quarter-by-quarter losses is not a useful indicator of the performance of the Company.

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

LIMITED OPERATING HISTORY; HISTORY OF LOSSES

        The Company has experienced significant net losses every year since its inception in 1988. Net losses for the quarters ended September 30, 1997 and 1996 were approximately $2.1 million and $0.1 million, respectively, and the Company had an accumulated deficit of approximately $48.1 million as of September 30, 1997. The Company expects to incur substantial and increasing operating losses for at least the next several years. The amount of net losses and the time required by the Company to reach profitability are highly uncertain. There can be no assurance that the Company will ever be able to generate product revenue or achieve profitability on a substantial basis or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FUTURE REQUIREMENT FOR SIGNIFICANT ADDITIONAL CAPITAL

        The Company anticipates that its current cash, cash equivalents, short-term investments and expected revenues under its collaborative agreements will be sufficient to fund its operations through approximately 1998. Thereafter, the Company will require substantial additional funds to continue its operations. The Company anticipates that its current resources will be primarily used to fund clinical testing of AnervaX for RA and AnergiX for MS, and continued research and development and preparation for clinical testing of AnergiX for the treatment of RA, IDDM and MG. The balance of such resources will be used to fund research on other autoimmune diseases and general and administrative activities, including those associated with seeking collaborative arrangements to enable the Company to increase its research and development activities in current and or other autoimmune diseases. The Company's working capital requirements over the next few years may vary depending upon numerous factors, including the progress of the Company's research and development programs, manufacturing activities, the progress of the Company's clinical programs, the results of laboratory testing, the time and cost required to seek regulatory approvals to commence clinical trials for the Company's initial products, the need to obtain licenses to other proprietary rights, any required adjustments to the Company's operating plan to respond to competitive pressures or technological advances, developments with respect to existing or future collaborative arrangements and the availability of various methods of financing. The Company expects to seek to raise additional capital through equity or debt financing, research and development collaborations with corporate partners or through other sources. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictions on stock dividends and other restrictions on the Company. Adequate funds for the Company's operations, whether from equity or debt financings, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms attractive to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Company's liquidity will be reduced as amounts are expended for continuing research and development. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

        The Company's current collaborative agreement with Novo Nordisk (Novo), which is focused on AnergiX MS, expires on August 31, 1998. The Company expects that Novo will fully fund the program until the conclusion of the current agreement. Novo has publicly disclosed a de-emphasis on research and development on drugs for central nervous system diseases. Novo and the Company have begun discussions on the future of the collaboration between the two companies. In the event of a decision by Novo to end the relationship, the Company's current intention would be to continue development of the AnergiX MS program with a new partner.

        The Company cannot control the amount and timing of resources which its collaborative partners devote to the Company's program or potential products, which can vary because of factors unrelated to the potential product. Collaborator participation will depend not only on the achievement of research and development objectives by the Company and its collaborators, which cannot be assured, but also on each collaborator's own financial, competitive, marketing and strategic considerations, which are outside the Company's control. Such strategic considerations may include the relative advantages of alternative products being marketed or developed by others, including relevant patent and proprietary positions. The Company's collaborative partners may develop, either alone or with others, products that compete with the development and marketing of the Company's products. Competing products, either developed by the collaborative partners or to which the collaborative partners have rights, may result in their withdrawal of support with respect to all or a portion of the Company's technology, which would have a material adverse effect on the Company's business, financial condition and results of operations. If Novo Nordisk, Organon or any future collaborative partner breaches or terminates their agreements with the Company or otherwise fails to conduct their collaborative activities in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs will be delayed, and the Company will be required to devote additional resources to product development and commercialization or terminate or severely limit certain development programs. There also can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between collaborators and the Company could lead to delays in the collaborative research, development and commercialization of certain product candidates or could require or result in litigation or arbitration, which would be time consuming and expensive, and would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of OperationsoLiquidity and Capital Resources".

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

CONTROL BY EXISTING STOCKHOLDERS

        The Company's officers, directors and principal shareholders, namely Warburg, Pincus Ventures, L.P. ("Warburg"), International Biotechnology Trust PLC ("IBT"), and Novo Nordisk, collectively beneficially own approximately 50% of the Company's outstanding Common Stock. Under a March+1995 common stock purchase agreement with Warburg and IBT ("Warburg/IBT Purchase Agreement"), the Company is currently obligated to include in the slate of nominees recommended by the Company's Board of Directors and management, at each election of directors, two candidates selected by Warburg, one candidate selected by IBT and one candidate mutually agreed to by IBT and Warburg. Additionally, while not obligated to do so, since 1993, the Company has included a representative of Novo Nordisk in its slate of nominees for the Board of Directors. The ownership of the Company's Common Stock, and the ability to designate candidates for the Company's recommended slate of nominees for the Board of Directors, of Warburg, IBT and Novo Nordisk will enable such shareholders to have significant influence over major corporate transactions as well as the election of directors of the Company and control over board decisions and could have the effect of delaying, deterring or preventing a change in control of the Company.

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

                                  ANERGEN, INC.


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

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

         b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ANERGEN, INC.


Date: November 11, 1997            By:  /s/ DAVID V. SMITH
                                          ------------------
                                          David V. Smith
                                          Vice President, Finance and Chief
                                          Financial Officer on behalf of the
                                          Company and as principal financial
                                          and chief accounting officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  ------------
27.1                     Financial Data Schedule
