Form 10-K405
period 1997-12-31
ANERGEN INC
filed 1998-03-31
CIK 877929

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark one)

 [ X ]     Annual report pursuant to Section 13 or 15(d) of the Securities
 ----      Exchange Act of 1934 for the fiscal year ended December 31, 1997 or


 [   ]     Transition report pursuant to Section 13 or 15(d) of the Securities
 ---- Exchange Act of 1934 (for the transition period from __________ to ___________)

                         COMMISSION FILE NUMBER: 0-19454

                                  ANERGEN, INC.
             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                                 77-0183594
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification Number)

301 PENOBSCOT DRIVE, REDWOOD CITY, CALIFORNIA                   94063
(Address of principal executive offices)                      (Zip Code)

           Registrant's telephone number, including area code: (650) 361-8901

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 20, 1998 as reported on the NASDAQ National Market System, was approximately $10,600,815. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 1998, Registrant had outstanding 18,851,000 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

           The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of shareholders of the Company which will be filed no later than 120 days after December 31, 1997.

                                TABLE OF CONTENTS

PART I
           Item 1.        Business................................................................................       4
           Item 2.        Properties..............................................................................      15
           Item 3.        Legal Proceedings.......................................................................      15
           Item 4.        Submission of Matters to a Vote of Security Holders.....................................      16

PART II
           Item 5.        Market for Registrant's Common Equity and Related Shareholder Matters...................      18
           Item 6.        Selected Financial Data.................................................................      19
           Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations...      20
           Item 7A.       Quantitative and Qualitative Disclosures about Market Risk .............................      29
           Item 8.        Financial Statements and Supplementary Data.............................................      29
           Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....      41

PART III
           Item 10.       Directors and Executive Officers of the Registrant......................................      41
           Item 11.       Executive Compensation..................................................................      41
           Item 12.       Security Ownership of Certain Beneficial Owners and Management..........................      41
           Item 13.       Certain Relationships and Related Transactions..........................................      41

PART IV
           Item 14.       Exhibit 5, Financial Statement Schedules and Reports on Form 8-K........................      41

SIGNATURES........................................................................................................      45

                                     PART I


ITEM 1.    BUSINESS


           THIS ITEM CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN AND IDENTIFIED WITH AN ASTERISK ("*") AND ARE BASED UPON CURRENT EXPECTATIONS. AS A RESULT OF CERTAIN FACTORS SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", UNDER "RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE" AND ELSEWHERE IN THIS REPORT.


GENERAL

           Anergen, Inc. (the "Company" or "Anergen") is focused on the treatment of autoimmune diseases through the discovery and development of proprietary therapeutics that selectively interrupt the disease process. Anergen's current research and development efforts are focused on two distinct core technologies, AnergiX(TM) and AnervaX(TM), that the Company believes may be used to treat a broad range of autoimmune diseases without generally suppressing the immune system. The Company is currently conducting a Phase I clinical trial of the Company's AnergiX compound for the treatment of multiple sclerosis ("MS"), has filed an IND for the AnergiX compound for the treatment of RA and has completed a Phase IIa clinical trial of its AnervaX compound for the treatment of rheumatoid arthritis ("RA"). In June 1996, the Company entered into a collaborative agreement with N. V. Organon ("Organon") to develop an AnergiX treatment for RA.

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

           In the body's immune system, T cells normally regulate the identification and destruction of foreign substances and malignant cells. Autoimmune diseases are caused by abnormal destruction of healthy body tissues by disease-specific T cells. Anergen's results to date suggest that treatments based on its core technologies may interrupt the chain of events fundamental to the onset and continuation of certain autoimmune diseases. The Company's AnergiX technology is designed to selectively destroy or inactivate (anergize) the T cells implicated in the disease process. The Company's second core technology, AnervaX, stimulates the immune system to produce antibodies that may interfere with the presentation of self-antigens to destructive T cells. The Company believes that, because its potential therapeutics target only disease-specific T cells, the normal function of the immune system should remain unaffected. In contrast, currently available therapies for autoimmune diseases treat only the symptoms of the disease or broadly suppress the immune system, which can compromise the ability of the immune system to protect against foreign substances.

           Anergen initiated a Phase I clinical trial of its AnergiX compounds for the treatment of MS in September 1996 and the trial is ongoing. The AnergiX compound is designed to inactivate (anergize) or create cell death in the specific T cells of the immune system responsible for disease progression without affecting other T cells involved in the immune defense.

           In April 1996, the Company initiated a multicenter, double-blind, placebo-controlled Phase IIa clinical trial of its AnervaX compound for the treatment of RA. This trial completed in December 31, 1997. The Phase IIa results for AnervaX suggested that the pharmaceutical was safe, well tolerated and provided persistent clinical benefit for symptoms of advanced rheumatoid arthritis in a substantial portion of patients in the study.

           The Company entered into a collaborative agreement with Novo Nordisk in August 1993 under which Novo Nordisk, in exchange for certain marketing rights, would support research and development of the Company's MS, Myasthenia Gravis ("MG") and Insulin Dependent Diabetes Mellitus ("IDDM") programs, make milestone payments, and pay royalties on product sales, if any. The Company has the right to co-promote any resultant products for MS and MG in North America. The Company was to receive royalties on any products in these three disease areas which are not co-promoted. In addition, at the time of the agreement, Novo Nordisk made an $8 million equity investment in the Company for 1,219,745 shares of the Company's Common Stock. In March 1996, the development program with Novo Nordisk was extended through August 1998. The Company recorded $2.6 million in contract revenues related to this agreement in 1997 as compared to $3.1 million and $3.0 million in 1996 and 1995, respectively. On February 9, 1998, the Company announced that it had agreed with Novo Nordisk to terminate the collaboration, ending August, 1998. Novo Nordisk will reimburse the Company for the cost of completing the Phase I clinical trial in multiple sclerosis. All rights to all programs return to the company. In February, 1998, Novo Nordisk paid the Company $1 million, the estimated cost to complete the trial.

           In June 1996, the Company entered into a collaborative agreement with Organon under which Organon, in exchange for certain marketing rights, will support research and development of an AnergiX compound to treat RA that incorporates a proprietary peptide discovered by Organon. Under the arrangement, the Company received a one-time license fee of $2 million in September 1996, and Organon will support research and development, make milestone payments and pay royalties on sales, if any. The Company recorded $3.1 million in research support related to this agreement in 1997 and $412,000 in 1996. The license fee, research and development support, and milestone payments that the Company may receive under this agreement are estimated to exceed $15 million.*

AUTOIMMUNE DISEASES

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

           While the immune system is normally extremely efficient in seeking and destroying foreign substances, in some cases, for reasons that are not yet understood, the immune system is triggered to begin destroying the body's own healthy tissue, resulting in autoimmune diseases such as RA, MS, IDDM and MG. In these diseases, "self" tissue is presented to T cells which respond by initiating an immune response that destroys healthy tissue. For example, T cells are involved in the destruction of nerve structures in MS, joint tissue in RA, and insulin-producing (beta) cells in IDDM.

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

ANERGEN TECHNOLOGY

           The Company's technology programs focus on the discovery and development of proprietary therapeutics that destroy or inactivate T cells involved in the disease process or selectively interrupt antigen presentation to the T cells without affecting the protective functions of the immune system. Anergen believes that its approaches for preventing or arresting autoimmune diseases may result in therapies that are more specific and have fewer side effects than currently available treatments.* The two core technologies, AnergiX and AnervaX, under development by the Company are summarized below.

           AnergiX Technology. The Company's AnergiX technology is currently being used to develop products for MS, RA, IDDM and MG. An AnergiX compound consists of an epitope of the self-antigen that would normally be associated with triggering an autoimmune response in a particular disease, combined with a soluble HLA II molecule. The AnergiX compound thus has two of the three primary elements associated with the autoimmune response, but lacks the third element, the antigen presenting cell. It is believed that the activation of T cells requires not only the initial signal provided by binding to the T cell receptor of the HLA-epitope complex which is on the surface of antigen presenting cells, but also a "second signal" provided by the antigen presenting cell itself. Anergen believes that the binding of its AnergiX compound to the receptor site of the destructive T cell, in the absence of the antigen presenting cell and its "second signal" inactivates that T cell. This inactivated or nonresponsive state is referred to as a state of "anergy". The Company believes that by inducing anergy, the autoimmune response can be interrupted. In addition, the Company has shown that in the presence of AnergiX, a significant percentage of T cells may undergo apoptosis, or programmed cell death, which will also serve to interrupt the autoimmune process.

           The Company believes, based on its research to date, that the state of anergy created by the introduction of the Company's AnergiX may last for periods of up to several months.* The results of the Company's research demonstrated that a state of anergy may even be induced in T cells that have already been activated, indicating that such T cells could be inactivated even after the destructive chain reaction has begun. Because the Company believes that its AnergiX compounds will bind only to T cells specific to a disease, other T cells are not expected to be affected, and the rest of the immune system should remain responsive to foreign substances.*

           AnervaX Technology. The Company's AnervaX technology is currently being developed to treat RA and Type I Diabetes. AnervaX is a synthetic peptide vaccine consisting of a small portion of the HLA II molecule. AnervaX is designed to elicit an immune response that interferes with the presentation of self-antigens to T cells. This immune response is intended to stimulate the production of a patient's own antibodies to a subset of the HLA molecules on the patient's antigen presenting cells. The Company believes that because AnervaX targets only the subset of HLA molecules that appear to be involved in the particular autoimmune disease, this approach potentially will allow for the prevention or treatment of autoimmune disease without generally suppressing the patient's overall immune system.*

PRODUCTS UNDER DEVELOPMENT

           The following table sets forth the current status of Anergen's product development programs.


                                                                      PATIENT POPULATION       CORPORATE        DEVELOPMENT
      DISEASE TARGET                                 TECHNOLOGY         U.S./WORLDWIDE         ALLIANCES (1)    STATUS (2)
      --------------                                 ----------         --------------         -------------    ----------
      Multiple Sclerosis...........................    AnergiX          350,000/600,000                          Phase I

      Rheumatoid Arthritis.........................    AnervaX        2,500,000/7,000,000           -            Phase IIa
                                                       AnergiX        2,500,000/7,000,000        Organon         Preclinical

      Insulin-Dependent Diabetes Mellitus..........    AnergiX        1,000,000/3,000,000                        Preclinical
      Myasthenia Gravis............................    AnergiX           25,000/50,000                           Preclinical

      Inflammatory Bowel Disease...................    AnergiX        2,000,000/5,000,000            -           Research

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

           Multiple Sclerosis. Multiple sclerosis is a progressive inflammatory disease of the central nervous system that predominantly affects young adults and causes increasing neurologic damage and disability throughout life. Symptoms range from painful facial muscle spasms, vertigo and vomiting to a myriad of motor and sensory problems. In the United States, the average longevity of patients after diagnosis with MS is over thirty years. The care of MS patients requires long-term medical, neurologic and psychological treatment and support. Current therapies, which have limited impact on the disease state and primarily effect symptoms include two beta interferon drugs. Based on published data and other sources, the Company believes that there are approximately 600,000 cases of MS worldwide. The Company does not know what side effects, if any, may result from treatment using the Company's AnergiX approach. Such side effects, if any, will be identified during human clinical trials. If the Company is successful in obtaining approval to market any of its treatments, it will have to compete for market share against other therapies which may exist at that time.

           The Company and Novo Nordisk have developed a potential AnergiX therapeutic for MS which is a compound of an HLA molecule combined with a peptide derived from myelin basic protein, the self-antigen believed to be involved in MS. The Company initiated Phase I clinical testing of its AnergiX for MS in 1996. The Company's preclinical tests demonstrated that the use of an AnergiX compound prevented or reduced paralysis caused by the T cell-initiated destructive autoimmune response in an animal model of MS. Additionally, in vitro testing of AnergiX on human cells demonstrated inactivation of T cells associated with MS. This study also indicated that patients' T cells respond to the same antigen over time and that potentially effective doses appear to be low. The collaboration with Novo Nordisk terminated effective February 9, 1998 with all rights returning to the Company.

           Rheumatoid Arthritis. Rheumatoid arthritis is a systemic inflammatory disease that causes joint pain, swelling and, eventually, deformities. In some cases, people afflicted with RA experience severe musculoskeletal disability. Over time, progression of the disease involves degradation and destruction of the surrounding cartilage and bone. Current treatment of RA involves the use of a variety of drugs in successive stages: first, with drugs having analgesic actions such as aspirin and other non-steroidal and anti-inflammatory drugs; second, with agents such as gold and penicillamine that reduce the symptoms of RA; and third, with drugs which attempt to contain the disease, including immunosuppressive drugs such as corticosteroids and methotrexate. Each of these three approaches has side effects of varying intensity and risks that increase as one moves to the more aggressive therapies. Based on published data and other sources, the Company believes that there are approximately 7,000,000 cases of RA worldwide.

           The Company completed Phase I clinical testing of its AnervaX peptide vaccine to treat RA in October 1995 and initiated Phase IIa clinical testing in April 1996. The Phase IIa study completed in December 31, 1997. Preclinical testing demonstrated that Anergen's AnervaX approach may prevent the onset of disease and reduce the severity of active disease in certain animal models of autoimmune disease (experimental allergic encephalomyelitis and non-obese diabetic ("NOD") mice).* In vitro testing indicates that animals treated with the AnervaX peptide vaccine generate antibodies against HLA II molecules. The Company believes that such antibodies bind to HLA II molecules and that this binding may interfere with the interaction between HLA and T cells that is involved in the progression of autoimmune disease.* The results of the Phase I study suggest that the vaccine is well tolerated and capable of inducing an antibody response.* The results of the Phase IIa study continued to suggest that AnervaX is safe, well tolerated, and can provide a persistent clinical benefit for symptoms of advanced Rheumatoid Arthritis in a substantial portion of patients in the study.*

           In addition, the Company is developing an AnergiX compound to treat RA in conjunction with Organon under an agreement entered into in June 1996. The compound to be developed uses Anergen's proprietary AnergiX technology and incorporates a proprietary peptide discovered by Organon. Under the agreement, Organon, in exchange for certain marketing rights, will support research and development, including the full cost of all clinical testing, pay a one-time license fee, make milestone payments and pay royalties on product sales, if any. The Company filed an IND for AnergiX for the treatment of RA in March, 1998.

           Insulin-Dependent Diabetes Mellitus. IDDM, or Type I diabetes, is caused by an autoimmune attack resulting in destruction of the insulin-producing
(beta) cells in the pancreas. Insulin regulates the cellular uptake and metabolism of glucose, and its deficiency leads to hyperglycemia, diabetic acidosis, and diabetic coma. Long-term complications include vision loss, renal failure and peripheral neuropathy. Currently, individuals with IDDM are given insulin to supplement their ability to produce sufficient amounts of the hormone. IDDM usually appears in individuals before the age of 20 and affects about 0.5% of the caucasian population worldwide. Based on published data and other sources, the Company believes that there are approximately 3,000,000 cases of IDDM worldwide.

           The Company has performed preclinical studies using an AnergiX compound composed of an MHC molecule coupled with a synthetic glutamic acid decarboxylase ("GAD") peptide in NOD mice, an animal model of IDDM. The GAD peptide is suspected to be the self-antigen which leads to the autoimmune attack in diabetes. The Company tested this compound by treating NOD mice in a dosing regimen designed to inactivate or anergize disease-causing T cells, thereby preventing diabetes. Results of the study showed that treatment with the AnergiX complex reduced the rate of destruction of insulin-producing (beta) cells in a dose dependent manner, while treatment with the GAD peptide alone accelerated the disease.

           DiavaX. The Company has performed preclinical studies using an extension of the AnervaX technology, called DiavaX. The compound includes a portion of the MHC molecule found in a majority of diabetes patients. The preclinical studies have shown that DiavaX has had success in delaying and suppressing the onset of Type I diabetes in established animal models (NOD mice).

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

ADDITIONAL APPLICATIONS FOR ANERGEN TECHNOLOGIES

           The Company believes that its core technologies could be applied to a number of the other autoimmune diseases.* The creation of an effective AnergiX product designed to inactivate the T cells associated with a specific autoimmune disease requires correct combination of a proper epitope specific for the target autoimmune disease with a proper HLA molecule associated with that disease. Recent advances in the understanding of events that trigger autoimmune diseases have accelerated the search for the epitopes associated with particular diseases. Anergen intends to license technology developed by others and to collaborate in the research and development of epitopes that, when combined with the Company's HLA molecules in a proprietary soluble form, would result in AnergiX compounds for the treatment of other autoimmune diseases.* The Company has a research collaboration with a physician at the University of Medicine and Dentistry of New Jersey to identify the epitope associated with Inflammatory Bowel Disease.

           In order to develop additional AnervaX peptide vaccine products, the Company must first identify the particular HLA sub-type involved with initiation and continuation of the particular autoimmune disease. The Company must then identify that portion of the HLA molecule sub-type that triggers an immune response. It is this response that interferes with the presentation of the self antigen to disease-related T cells. Based upon recent advances in the understanding of the genetic clustering of HLA sub-types and their involvement in other autoimmune diseases, the Company believes additional product candidates may be developed utilizing its AnervaX core technology.*

           While development and commercialization of the Company's approach to altering autoimmune disease states remains Anergen's focus, the Company is also monitoring other opportunities that may arise out of its technology and expertise, including the development of diagnostics for autoimmune and related diseases and the possibility of adapting its T cell-specific drug delivery approach to delivering compounds that would kill particular T cells, a method that may prove useful in severe cases where an autoimmune disease has substantially progressed.* The Company expects to pursue funding from collaborative partners prior to extensive research in any of these areas.

COLLABORATIVE ARRANGEMENTS

           Novo Nordisk A/S. In August 1993, the Company entered into a collaborative agreement with Novo Nordisk with an initial three-year development term and Novo Nordisk made an equity investment in the Company. Under the collaborative agreement, Novo Nordisk was to make milestone payments and support research and development of the Company's MS, MG and IDDM programs in exchange for exclusive worldwide rights to products developed under the collaboration, including rights to commercialize these products, subject to the payment of royalties to the Company. The Company retained rights of co-promotion in North America for therapeutics in MS and MG. In the event the Company engages in co-promotion of its MS and MG products in North America, Novo Nordisk agreed to modify the royalty payments made to the Company to compensate for the level of its marketing and sales efforts in amounts to be negotiated. In March 1996, the Company and Novo Nordisk extended the term of the development program by an additional two-year period through August 1998. On February 9, 1998 the Company announced that it and Novo Nordisk had agreed to terminate the agreement between the two parties. All rights will return to the Company and it will not have any future obligation to Novo Nordisk. Novo Nordisk will reimburse the Company for the cost of the ongoing Phase I clinical trial in Multiple Sclerosis. In February 1998, Novo Nordisk paid the Company $1 million, the estimated costs to complete the Phase I study. Under the original agreement, the research and development support and milestone payments which may be received by the Company under this agreement are estimated to total $25 million, including an $8 million equity investment made in the Company in August of 1993 for 1,219,745 shares of the Company's Common Stock. The Company recorded $2.6 million in contract revenues related to this agreement in 1997 compared to $3.1 million and $3.0 million in 1996 and 1995, respectively.

           N.V. Organon. In June 1996, the Company entered into a collaborative agreement with Organon under which Organon paid a license fee of $2 million, will make milestone payments, and support research and development of an AnergiX compound intended for the treatment of RA in exchange for certain marketing rights, including certain rights to the commercialization of these products, subject to the payment of royalties to the Company. The compound to be developed uses Anergen's proprietary technology and incorporates a proprietary peptide discovered by Organon coupled with an HLA molecule. This arrangement has no effect on the Company's ownership of its AnervaX therapeutic intended to treat RA. The Company's development program under the Organon agreement has an initial three-year term. Under the agreement, Anergen granted to Organon exclusive worldwide rights to any products developed under the collaborative agreement, including rights to commercialize the products. While the agreement initially grants Organon rights to any AnergiX compounds within the field of RA, after an initial Phase I study, Anergen has the right, at its sole discretion, to convert Organon's rights to a non-exclusive basis, in which case milestone payments and royalty rates would be modified.

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

           The Company recorded $3.1 million in contract revenues related to 1997, compared to $412,000 in 1996.

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

           Production of HLA molecules can be accomplished in one of two ways:
HLA molecules can be extracted from cells cloned from commercially available cell lines or HLA molecules can be produced using recombinant DNA technology. During 1993, the Company began producing HLA molecules in its pilot clinical manufacturing facility. The initial production utilizes a mammalian cell culture system to grow cells from a human cell line from which HLA molecules are extracted. In 1995, the Company was inspected and granted a site license to manufacture products for human use by the California Food and Drug Administration. The Company, is currently in the process of evaluating production of HLA molecules using recombinant DNA technology. The Company believes that either production methodology will provide sufficient quantities of HLA for the Company's anticipated clinical trials.

           The Company has contracted with an outside manufacturer to fill, finish and package its final compounds. The Company's strategy is to maintain control over its AnergiX manufacturing technology which will facilitate seeking of patent protection and enable timely supply of products for clinical trials. Whether the Company will choose to develop a full-scale manufacturing facility, rely on its corporate partner, or rely on outside contract manufacturing will be determined in the future after consideration of the Company's financial and scientific resources and the potential advantages and disadvantages of these alternatives. See "Risk Factors that May Affect Future Operating Performance" and "Need to Develop Manufacturing Capabilities."

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

MARKETING AND SALES

           The Company currently has no sales, marketing or distribution capability. The Company has entered a collaborative relationship with Organon for the commercialization of its AnergiX products for RA. For other potential products, the Company intends to rely on relationships with one or more pharmaceutical companies with established distribution systems and direct sales forces to market its products. In the event that the Company is unable to reach agreement with one or more pharmaceutical companies to market its products, it may be required to market its products directly and to develop a marketing and sales force with technical expertise and with supporting distribution capability. There can be no assurance that the Company will be able to establish in-house sales and distribution capabilities or relationships with third parties, or that it will be successful in gaining market acceptance for its products. To the extent the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will also depend upon the efforts of third parties, and there can be no assurance that such efforts will be successful. See "Risk Factors that May Affect Future Operating Performance - Dependence on Collaborative Partners" and "- Lack of Marketing Experience; Dependence on Third Parties."

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

           There are numerous pharmaceutical and biotechnology companies developing therapies against autoimmune diseases. Many pharmaceutical companies are working on products to treat MS. Current therapies, which have limited impact on the disease state and primarily affect symptoms, include two beta interferon drugs. Other potential therapeutics which target the underlying disease state include oral tolerance therapy and peptide-based therapies. In RA, there are also many approaches under development which target the underlying disease state including oral tolerance, peptide-based therapies, peptide vaccines to the T cell receptors, humanized antibodies and antagonist of tumor necrosis factor (TNF). In IDDM, one experimental approach is based on non-specific inhibition of T cells using cyclosporin, a general immunosuppressant. In patients who already have IDDM, transplantation of pancreas or insulin-producing (beta) cells is also being explored. Autoimmune diseases are a major target for many companies developing therapeutics, and it is unclear which approaches will work most effectively.

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

EMPLOYEES

           As of December 31, 1997, the Company had 72 full-time employees, of whom thirteen hold doctoral degrees. Of the 72 full-time employees, 54 are engaged in, or directly support, the Company's research and development activities. In February, 1998 the Company restructured operations, eliminating 15 full time positions. The Company considers relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement. See "Risk Factors That May Affect Future Operating Performance Dependence on and Need for Additional Key Personnel; Reliance on Academic Collaborators."

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


EXECUTIVE OFFICERS OF THE REGISTRANT

           The executive officers of the Company, who serve at the discretion of the Board of Directors, are as follows:

NAME                               AGE         POSITION WITH THE COMPANY                       OFFICER SINCE
----                               ---         -------------------------                       -------------
Barry M. Sherman, M.D.              56         President, Chief Executive Officer,                 1996
                                                    Secretary and Director

David V. Smith                      38         Vice President, Finance and                         1997
                                                    Chief Financial Officer

Maureen C. Howard, Ph.D.            45         Vice President, Research                            1997


Gilbert R. Mintz, Ph.D.             46         Vice President, Marketing and                       1997
                                                    Business Development

Carol A. Nacy, Ph.D.                50         Chief Scientific Officer                            1997


Michael G. Shulman, M.D.            58         Vice President, Clinical Development                1997


Jeffrey L. Winkelhake, Ph.D.        53         Vice President, Pharmaceutical Development          1993

           Barry M. Sherman, M.D., joined the Company as President and Chief Executive Officer and as a director in May 1996. Dr. Sherman previously served as Senior Vice President and Chief Medical Officer at Genentech, Inc. ("Genentech"), a biotechnology company. Dr. Sherman joined Genentech in 1985, and while there served as a member of the Operations Committee and was responsible for the company's overall clinical development activities. Since 1986, Dr. Sherman has also been a Clinical Professor of Internal Medicine at Stanford University. From 1971 to 1985, Dr. Sherman was a professor of Internal Medicine, Director of the Clinical Research Center and Associate Chairman of the Department of Internal Medicine at the University of Iowa College of Medicine. Dr. Sherman received his M.D. in 1966 from the University of Michigan. Dr. Sherman is also a member of the Board of Directors of Celtrix Pharmaceuticals and Chrysalis International.

           David V. Smith joined the Company in June, 1997 as Vice President, Finance and Chief Financial Officer. Prior to joining the Company, Mr. Smith spent nine years at Genentech, Inc. in the United States and Europe, most recently as Director of Accounting. Prior to that, Mr. Smith held various planning and accounting positions with International Business Machines and Syntex Corporation.

           Maureen C. Howard, Ph.D., joined the Company as Vice President, Research in September, 1997. Prior to joining the Company, Dr. Howard was the Director of Immunology at DNAX Research Institute of Molecular and Cellular Biology. Prior to that, Dr. Howard was a Fulbright and Fogarty Fellow in the laboratory of Immunology at the National Institute of Health.

           Gilbert R. Mintz, Ph.D., joined the Company as Vice President, Marketing and Business Development in March 1997. Prior to joining the Company, Dr. Mintz was with Cygnus, Inc. where he was Director, Marketing and Business Development responsible for international licensing activities. Dr. Mintz also held the position of Director of Licensing and Business Development with Houghten Pharmaceuticals prior to joining Cygnus.

           Carol A. Nacy, Ph.D., joined the Company in April 1997 as Chief Scientific Officer. Prior to joining the Company, she was Executive Vice President at Entremed, Inc. Prior to that she was Director of Infectious Diseases at Walter Reed Army Institute of Research.

           Michael G. Shulman, M.D., joined the Company in January 1997 as Vice President, Clinical Development. Prior to joining the Company, Dr. Shulman served as a Medical Director and consultant to SangStat Medical Corporation. From February 1994 he served as Associate Medical Director at Syntex Development Research, a pharmaceutical company. Prior to that, Dr. Shulman served for over two years as Associate Director of Immunohematology and Cardiovascular for Sandoz Pharmaceuticals Corporation.

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

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
           MATTERS

           The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ANRG". The following table sets forth, for the periods indicated, the low and high closing sale prices for the Company's Common Stock as reported on the Nasdaq National Market:

                  1996                                                 Low           High
                  ----                                                 ---           ----
                  First Quarter.................................    $ 3.56         $ 4.38
                  Second Quarter................................      3.25           6.00
                  Third Quarter.................................      3.06           5.25
                  Fourth Quarter................................      2.81           4.13

                  1997
                  First Quarter.................................    $ 3.12         $ 4.62
                  Second Quarter................................      2.12           3.75
                  Third Quarter.................................      2.18           3.31
                  Fourth Quarter................................      1.68           4.31

           As of March 20, 1998, 18,851,000 shares of the Company's Common Stock were issued and outstanding and held of record by approximately 319 shareholders and were beneficially owned by over 4700 shareholders.

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

ITEM 6.    SELECTED FINANCIAL DATA


                                                                           Years Ended December 31,
                                                     --------------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA                          1997           1996           1995           1994            1993
                                                     --------       --------       --------       --------       --------
                                                              (in thousands, except for per share amounts)
Revenues:
Contract revenues, primarily from related party      $  5,763       $  3,519       $  3,001       $  2,325       $    339
License fee ...................................          --            2,000           --             --             --

Interest income ...............................           565            653            533            207            312
                                                     --------       --------       --------       --------       --------
                                                        6,328          6,172          3,534          2,532            651
Expenses:
Research and development ......................        11,559          9,278          8,322          7,423          5,553
General and administrative ....................         2,997          2,521          1,976          1,831          1,716
Interest expense ..............................           202            170            322            238            226
                                                     --------       --------       --------       --------       --------
                                                       14,758         11,969         10,620          9,492          7,495
                                                     --------       --------       --------       --------       --------
Net loss ......................................      $ (8,430)      $ (5,797)      $ (7,086)      $ (6,960)      $ (6,844)
                                                     ========       ========       ========       ========       ========
Basic and diluted net loss per share (*) ......      $   (.45)      $  (0.35)      $  (0.55)      $  (0.97)      $  (1.12)
Shares used in calculating basic and diluted
                                                     ========       ========       ========       ========       ========
per share data ................................        18,815         16,482         12,859          7,202          6,118
                                                     ========       ========       ========       ========       ========



                                                                  December 31,
                                           -----------------------------------------------------------
                                             1997         1996         1995         1994         1993
                                           -------      -------      -------      -------      -------
                                                           (in thousands)
BALANCE SHEET DATA
Cash, cash equivalents and short-term
     investments ....................      $ 8,403      $16,400      $11,492      $ 3,756      $ 9,585
Total assets ........................       10,554       18,423       14,455        6,797       11,763

Long-term portion of capital lease
     obligations and debt ...........          870          366          818          990          956
Shareholders' equity ................        7,787       16,003       11,714        3,870        9,251




(*) Amounts have been calculated and, where necessary, restated in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH HEREUNDER, AND IN "RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE."

LIQUIDITY AND CAPITAL RESOURCES

           To date, the Company has financed its operations primarily through private placements of its equity securities with venture capitalists (which raised an aggregate of approximately $7.6 million in net proceeds), through an initial public offering of its Common Stock in October of 1991 (which raised approximately $14.2 million in net proceeds), through the sale of its Common Stock to its corporate partner, Novo Nordisk A/S in August of 1993 (which raised approximately $8 million in net proceeds), through the sale of its Common Stock and Warrants to purchase its Common Stock through a private placement in June of 1994 (which raised $1.5 million in proceeds), and in April of 1995 through the issuance of 7,317,073 shares of the Company's Common Stock to two new investors in exchange for approximately $14.7 million in net proceeds. In August 1996 the Company issued 3,500,000 shares of the Company's Common Stock in a follow-on public offering in exchange for approximately $9.4 million in net proceeds, and in September 1996 the Company issued an additional 168,000 shares of Common Stock in connection with the exercise of the underwriters' overallottment option for approximately $500,000 in net proceeds. At December 31, 1997, the Company's cash, cash equivalents and short-term investments were approximately $8.4 million and the Company had shareholders' equity of approximately $7.8 million. As of December 31, 1997 the Company had net borrowings of $181,000 under two loan agreements with Silicon Valley Bank of California. On December 27, 1996 the Company amended a loan agreement with Silicon Valley Bank to provide an additional $1,500,000 in financing available through December 31, 1997. As of December 31, 1997 the Company had borrowed $1,305,000 under the amended agreement. Lease lines and loans have been and will continue to be used by the Company to the extent that their terms are commercially attractive; however, there can be no assurance that additional borrowing facilities will be available. At December 31, 1997 the Company had no material commitments for capital expenditures.

           The Company anticipates that its current cash, cash equivalents, short-term investments and expected revenues under its collaborative agreements will be sufficient to fund its operations through 1998.* Thereafter, the Company will require substantial additional funds to continue its operations. The Company anticipates that its current resources will be primarily used to fund clinical testing of AnervaX(TM) for Rheumatoid Arthritis ("RA"), AnergiX(TM) for Multiple Sclerosis ("MS"), AnergiX for the treatment of RA, and continued research and development of DiavaX for Type 1 Diabetes, Chemokine Receptors in MS and Diabetes, as well as development of key mechanism studies. The balance of such resources will be used to fund continued limited research on other autoimmune diseases and general and administrative activities, including those associated with seeking collaborative arrangements to enable the Company to increase its research and development activities in other autoimmune diseases. These foregoing forward-looking statements regarding the Company's requirements involve risks and uncertainties that could cause actual results to differ materially. In particular, the Company's capital requirements will vary depending upon numerous factors many of which are outside the Company's control. These factors include the progress of the Company's research and development programs, manufacturing activities, the progress of the Company's clinical programs, the results of laboratory testing, the time and cost required to seek regulatory approvals to commence clinical trials for the Company's initial products, the need to obtain licenses to other proprietary rights, any required adjustments to the Company's operating plan to respond to competitive pressures or technological advances, developments with respect to the Company's existing or future collaborative arrangements, and the availability of various methods of financing. The Company expects to seek to raise additional capital in 1998 through equity or debt financing, research and development collaborations with other pharmaceutical companies or through other sources.* Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictions on stock dividends and other restrictions on the Company. Adequate funds for the Company's operations, whether from equity or debt, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms attractive to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Company's liquidity will be reduced as amounts are expended for continuing research and development.

RESULTS OF OPERATIONS

           The Company's net losses decreased from $7.1 million in 1995, to $5.8 million in 1996 and grew to $8.4 million in 1997. The Company expects to incur substantial and increasing operating losses for at least the next several years. The Company's total expenses increased from $10.6 million in 1995 and $12.0 million in 1996 and to $14.7 million in 1997. In 1997, increased expenses were offset by contract revenues totaling approximately $5.8 million.

           The Company began earning contract revenues in 1993 under its collaborative agreement with Novo Nordisk A/S. Contract revenues from Novo Nordisk A/S represent reimbursement of certain research and development costs and totaled $2.6 million in 1997 compared with $3.1 million for fiscal 1996 and $3.0 million in 1995. In February 1998, the Company and Novo Nordisk announced that their collaboration would be terminated, with all rights under the collaborative agreement returning to the Company. Novo Nordisk has agreed to reimburse the Company for the cost of the on-going MS Phase I clinical trial which is expected to be completed during 1998.*

           The Company began earning contract revenues in September 1996 under its collaborative agreement with N.V. Organon. Contract revenues represent reimbursement of certain research and development costs and totaled $3.1 million in 1997 compared with $412,000 in 1996. In September 1996, the Company received a license fee of approximately $2.0 million related to this agreement.

           Research and development expenses increased from $8.3 million in 1995 to $9.3 million in 1996 and $11.6 million in 1997. The 12% increase from 1995 to 1996 was primarily due to clinical trial costs for the completion of Phase I and initiation of Phase IIa trials for the Company's AnervaX product, costs associated with the preparation for and initiation of a Phase I trial for its AnergiX product for MS and initial activities related to the Company's research project involving its AnergiX product for RA. The 25% increase from 1996 to 1997 was primarily due to the ongoing Phase I trial for its AnergiX product in MS, completion of the Phase IIa trial of its AnervaX product in RA, and its research project in AnergiX for RA. The Company expects research and development spending to continue to increase during the next several years.

           General and administrative expenses were approximately $2.0 million, $2.5 million and $3.0 million in 1995, 1996 and 1997, respectively. The Company expects general and administrative expenses to increase over the next several years to support its expanded research and development efforts and to pursue strategic relationships and continued funding for the Company's operations.

           The Company's interest income increased to $653,000 in 1996 from $533,000 in 1995 due to an increase in cash, cash equivalents and short-term investment balances resulting from proceeds received from the follow-on financing completed in August 1996, a license fee received in September 1996, and earlier payments of corporate partner contract revenues. The Company's interest income decreased to $565,000 in 1997 from $653,000 in 1996 due to utilization of cash, cash equivalents and short-term investment balances to fund continuing operations. Interest expense decreased to $170,000 in 1996 from 1995 due to decreasing debt balances in 1996. Interest expense increased to $202,000 in 1997 due to increasing debt balances in 1997.

           At December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $46.8 million and $9.5 million, respectively, which expire at various dates from 1998 through 2012, if not utilized. The Company's stock offering in April 1995 resulted in a change in ownership and it is expected that the entire net operating loss and credit carryforwards as of April 1995 may be subject to an annual limitation based on the Company's pre-change value. The annual limitation will result in the expiration of the net operating losses and credits before utilization. See Note 8 of the December 31, 1997 Financial Statements for a discussion of these limitations.

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the current expectations. Investors are strongly encouraged to review the section entitled "Risk Factors that May Affect Future Operating Performance."

IMPACT OF YEAR 2000

           The Company is in the process of performing its assessment of the impact of year 2000 on its operations. Management is in the process of formalizing its assessment procedures and developing a plan to address identified issues. The Company has evaluated its financial and accounting systems and concluded that they are not materially affected by the year 2000. It is unknown the extent, if any, of the impact of the year 2000 on other systems and equipment. There can be no assurance that all third parties will address the year 2000 issue in a timely fashion if at all. Any year 2000 compliance problems of either the Company, its suppliers, its clinical research organizations, or its collaborative partners could have a material adverse effect on the Company's business, operating results and financial conditions.

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

LIMITED OPERATING HISTORY; HISTORY OF LOSSES

           The Company has experienced significant net losses every year since its inception in 1988. Net losses for the fiscal years ended December 31, 1996 and 1997 were approximately $5.8 million and $8.4 million, respectively, and the Company had an accumulated deficit of approximately $50.5 million as of December 31, 1997. The Company expects to incur substantial operating losses for at least the next several years. The amount of net losses and the time required by the Company to reach profitability are highly uncertain. There can be no assurance that the Company will ever be able to generate product revenue or achieve profitability on a substantial basis or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FUTURE REQUIREMENT FOR SIGNIFICANT ADDITIONAL CAPITAL

           The Company anticipates that its current cash, cash equivalents, short-term investments and expected revenues under its collaborative agreements will be sufficient to fund its operations through 1998.* Thereafter, the Company will require substantial additional funds to continue its operations. The Company anticipates that its current resources will be primarily used to fund clinical testing of AnervaX for RA, AnergiX for MS, and AnergiX for RA and continued research and development and preparation for clinical testing of other technologies in other autoimmune diseases.* The balance of such resources will be used to fund continued limited research on other autoimmune diseases and general and administrative activities, including those associated with seeking collaborative arrangements to enable the Company to increase its research and development activities in other autoimmune diseases.* The Company's working capital requirements over the next two years may vary depending upon numerous factors, including the progress of the Company's research and development programs, manufacturing activities, the progress of the Company's clinical programs, the results of laboratory testing, the time and cost required to seek regulatory approvals to commence clinical trials for the Company's initial products, the need to obtain licenses to other proprietary rights, any required adjustments to the Company's operating plan to respond to competitive pressures or technological advances, developments with respect to existing or future collaborative arrangements and the availability of various methods of financing. The Company expects to seek to raise additional capital through equity or debt financing, research and development collaborations with corporate partners or through other sources. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictions on cash dividends and other restrictions on the Company. Adequate funds for the Company's operations, whether from equity or debt financings, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms attractive to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Company's liquidity will be reduced as amounts are expended for continuing research and development. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

DEPENDENCE UPON COLLABORATIVE PARTNERS

           The Company's strategy for the development, clinical trials, manufacturing and commercialization of its products includes maintaining and entering into various collaborations with corporate partners, licensors, licensees and others. To date, the Company has entered into collaborative arrangements with Novo Nordisk with respect to the Company's AnergiX compounds for the treatment of MS, MG and IDDM, and with Organon with respect to an AnergiX compound for the treatment of RA. In February, the Company announced that it and Novo Nordisk had agreed to terminate the collaboration in AnergiX for MS, MG and IDDM effective February 9, 1998. There can be no assurance that the interests and motivations of the Company's collaborators are, or will remain, aligned with those of the Company or that such collaborators will successfully perform their development, regulatory compliance, manufacturing or marketing functions or that such collaborations in whole or in part will continue. There can also be no assurance that the Company will be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, or that any such collaborative arrangements will be successful. To the extent that the Company is not able to maintain or establish such arrangements, the Company would be required to undertake such activities at its own expense, which would significantly increase the Company's capital requirements and limit the programs the Company is able to pursue. In addition, the Company may encounter significant delays in introducing its products into certain markets or find that the development, manufacture or sale of its products in such markets is adversely affected by the absence of such collaborative agreements.

           The Company cannot control the amount and timing of resources which its collaborative partners devote to the Company's program or potential products, which can vary because of factors unrelated to the potential product. Collaborator participation will depend not only on the achievement of research objectives by the Company and its collaborators, which cannot be assured, but also on each collaborator's own financial, competitive, marketing and strategic considerations, which are outside the Company's control. Such strategic considerations may include the relative advantages of alternative products being marketed or developed by others, including relevant patent and proprietary positions. The Company's collaborative partners may develop, either alone or with others, products that compete with the development and marketing of the Company's products. Competing products, either developed by the collaborative partners or to which the collaborative partners have rights, may result in their withdrawal of support with respect to all or a portion of the Company's technology, which would have a material adverse effect on the Company's business, financial condition and results of operations. If Organon or any future collaborative partner breaches or terminates their agreements with the Company or otherwise fails to conduct their collaborative activities in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs will be delayed, and the Company will be required to devote additional resources to product development and commercialization or terminate certain development programs. There also can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between collaborators and the Company could lead to delays in the collaborative research, development and commercialization of certain product candidates or could require or result in litigation or arbitration, which would be time consuming and expensive, and would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Business -- Collaborative Arrangements" and " -- Manufacturing."

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

DEPENDENCE ON AND NEED FOR ADDITIONAL KEY PERSONNEL; RELIANCE ON ACADEMIC COLLABORATORS

           The success of the Company and of its business strategy is dependent in large part on the ability of the Company to attract and retain key management and operating personnel. Such persons are in high demand and are often subject to competing offers. The Company will need to develop expertise and add skilled employees or retain consultants in such areas as research and development, clinical testing, government approvals, marketing and manufacturing in the future. There can be no assurance that the Company will be able to attract and retain the qualified personnel or develop the expertise needed for its business. The loss of the services of one or more of the Company's officers or other members of the research or management group or the inability to hire additional personnel and develop expertise as needed would have a material adverse effect on the Company. The Company announced on February 9, 1998, that it will reduce its workforce by approximately 15 persons.

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

POTENTIAL PRODUCT LIABILITY

           The testing, marketing and sale of human health care products entail an inherent risk of exposure to product liability claims in the event that the use of the Company's technology or prospective products is alleged to have resulted in adverse effects. While the Company has taken, and will continue to take, what it believes are appropriate precautions to minimize exposure to product liability, there can be no assurance that it will avoid significant liability. The Company possesses limited general liability and product liability insurance related to its clinical trials of AnervaX for RA and AnergiX for MS intends to seek such insurance related to its clinical trials of AnergiX for RA and certain other types of insurance customarily obtained by business organizations. There can be no assurance that the existing insurance coverage is adequate or that it will avoid liability. The Company intends to seek insurance against product liability risks associated with the testing, manufacturing or marketing of its products. However, there can be no assurance that it will be able to obtain such insurance in the future, or that if obtained, such insurance will be sufficient in amount. Consequently, a product liability claim or other claims with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business or financial condition of the Company.

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

CONTROL BY EXISTING STOCKHOLDERS

           The Company's officers, directors and principal shareholders, namely Warburg, Pincus Ventures, L.P. ("Warburg"), International Biotechnology Trust PLC ("IBT"), and Novo Nordisk, collectively beneficially own approximately 48% of the Company's outstanding Common Stock. Under a March 1995 common stock purchase agreement with Warburg and IBT ("Warburg/IBT Purchase Agreement"), the Company is currently obligated to include in the slate of nominees recommended by the Company's Board of Directors and management, at each election of directors, two candidates selected by Warburg, one candidate selected by IBT and one candidate mutually agreed to by IBT and Warburg. Additionally, while not obligated to do so, since 1993, the Company has included a representative of Novo Nordisk in its slate of nominees for the Board of Directors. The ownership of the Company's Common Stock, and the ability to designate candidates for the Company's recommended slate of nominees for the Board of Directors, of Warburg, IBT and Novo Nordisk will enable such shareholders to have significant influence over major corporate transactions as well as the election of directors of the Company and control over board decisions and could have the effect of delaying, deterring or preventing a change in control of the Company.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

           Not applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEX TO FINANCIAL STATEMENTS


Item                                                                                                            Page
Report of Ernst & Young LLP, Independent Auditors                                                                29

Balance Sheets at December 31, 1997 and December 31, 1996                                                        31

Statements of Operations for each of the three years in the period ended December
      31, 1997                                                                                                   32

Statement of Shareholders' Equity for each of the three years in the period ended
      December 31, 1997                                                                                          33

Statements of Cash Flows for each of the three years in the period ended December
      31, 1997                                                                                                   34

Notes to Financial Statements                                                                                   35-41

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Anergen, Inc.

           We have audited the accompanying balance sheets of Anergen, Inc. as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anergen, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                 ERNST & YOUNG LLP



Palo Alto, California
February 6, 1998

                                  ANERGEN, INC.
                                 BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)



                                     ASSETS
                                                                                              DECEMBER 31,
                                                                                        -----------------------
                                                                                          1997           1996
                                                                                        --------       --------
Current assets:
      Cash and cash equivalents ..................................................      $  1,412       $  3,963
      Short-term investments .....................................................         6,991         12,437
      Contract receivables-related party 334 .....................................           320
      Prepaid expenses ...........................................................            78            208
                                                                                        --------       --------
                     Total current assets ........................................         8,815         16,928
Property and equipment, net ......................................................         1,703          1,459
Other assets .....................................................................            36             36
                                                                                        --------       --------

                                                                                        $ 10,554       $ 18,423
                                                                                        ========       ========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued liabilities (see Note 7) ......................      $  1,281       $  1,326
      Current portion of capital lease obligations and debt ......................           616            728
                                                                                        --------       --------
                     Total current liabilities ...................................         1,897          2,054
Long-term portion of capital lease obligations and debt ..........................           870            366
Commitments
Shareholders' equity:
      Preferred stock, no par value; 10,000,000 shares authorized; none issued and
             outstanding .........................................................          --             --
      Common stock, no par value; 40,000,000 shares authorized;  18,846,264 and
             18,780,697 shares  issued and outstanding in  1997 and 1996,
             respectively ........................................................        57,670         57,484
      Additional paid-in-capital
               ...................................................................           659            659
      Unrealized gain (loss) on investments ......................................            (6)           (34)
      Accumulated deficit ........................................................        50,536)       (42,106)
                                                                                        --------       --------
                     Total shareholders' equity ..................................         7,787         16,003
                                                                                        --------       --------
                                                                                        $ 10,554       $ 18,423
                                                                                        ========       ========



                             See accompanying notes.

                                  ANERGEN, INC.
                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                              YEAR ENDED
                                                                              DECEMBER 31,
                                                                   1997           1996           1995
                                                                 --------       --------       --------
Revenues:
      Contract revenues, primarily from a related party ...      $  5,763       $  3,519       $  3,001
      Licensefee ..........................................          --            2,000           --
      Interest income .....................................           565            653            533
                                                                 --------       --------       --------
                                                                    6,328          6,172          3,534
                                                                 --------       --------       --------

Expenses:
      Research and development ............................        11,559          9,278          8,322
      General and administrative ..........................         2,997          2,521          1,976
      Interest expense ....................................           202            170            322
                                                                 --------       --------       --------
                                                                   14,758         11,969         10,620
                                                                 --------       --------       --------
Net loss ..................................................      $ (8,430)      $ (5,797)      $ (7,086)
                                                                 ========       ========       ========
Basic and diluted net loss per share ......................      $  (0.45)      $  (0.35)      $  (0.55)
                                                                 ========       ========       ========
Shares used in calculating basic and diluted per share data        18,815         16,482         12,859
                                                                 ========       ========       ========





                             See accompanying notes.

                                  ANERGEN, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                   Additional            Unrealized                 Total
                                              Preferred  Common    paid - in  Deferred  gain(loss) on Accumulated shareholders'
                                                 stock   stock      capital compensation investments   deficit     equity
                                                 -------------------------------------------------------------------------

Balance, December 31, 1994                        $--   $ 32,572   $    648   $    (36)   $    (91)   $(29,223)   $  3,870
Issuance of 7,317,073 shares of common stock in
      follow-on offering, net                      --     14,651       --         --          --          --        14,651
Issuance of common stock to employees under
      option and purchase plans                    --        136       --         --          --          --           136
Amortization of deferred compensation related
      to a grant of options                        --       --         --           36        --          --            36
Unrealized gain on investments
      available-for-sale                           --       --         --         --           107        --           107
Net loss                                           --       --         --         --          --        (7,086)     (7,086)
                                                 -------------------------------------------------------------------------
Balance, December 31, 1995                         --     47,359        648       --            16     (36,309)     11,714
Issuance of 3,668,000 shares of common stock in
      follow-on offering, net                      --      9,880       --         --          --          --         9,880
Issuance of common stock to employees under
      option and purchase plans                    --        245       --         --          --          --           245
Deferred compensation related to a grant of
      options                                      --       --           11       --          --          --            11
Unrealized loss on investments
      available-for-sale                           --       --         --         --           (50)       --           (50)
Net loss                                           --       --         --         --          --        (5,797)     (5,797)
                                                 -------------------------------------------------------------------------
Balance,  December 31, 1996                        --     57,484        659       --           (34)    (42,106)     16,003
Issuance of common stock to employees under
      option and purchase plans                    --        186       --         --          --          --           186
Unrealized gain on investments
      available-for-sale                           --       --         --         --            28        --            28
Net loss                                           --       --         --         --          --        (8,430)     (8,430)
                                                 -------------------------------------------------------------------------
Balance, December 31, 1997                        $--   $ 57,670   $    659        $--    $     (6)   $(50,536)   $  7,787
                                                 =========================================================================



                             See accompanying notes.

                                  ANERGEN, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     YEARS ENDED
                                                                                     DECEMBER 31,
                                                                         ----------------------------------
                                                                           1997         1996         1995
                                                                         --------     --------     --------
Cash used in operating activities:
      Net loss                                                           $ (8,430)    $ (5,797)    $ (7,086)
      Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                         874        1,096        1,031
        Deferred compensation                                                               11           36
      Changes in operating assets and liabilities:
        Contract receivables-related party                                    (14)         495         (223)
        Prepaid expenses                                                      130         (106)          76
        Other assets                                                         --            (16)
        Accounts payable and accrued liabilities                              (45)         286           63
                                                                         --------     --------     --------
           Net cash used in operating activities                           (7,485)      (4,015)      (6,119)
Cash provided by (used in) investing activities:
      Purchase of investments available-for-sale                          (27,979)     (21,783)     (30,172)
      Sales and maturities of investments available-for-sale               33,453       20,320       21,763
      Purchase of equipment                                                (1,118)        (545)        (790)
                                                                         --------     --------     --------
           Net cash provided by (used in) investing activities              4,356       (2,008)      (9,199)
Cash provided by financing activities:
      Repayments of capital lease obligations and debt                       (817)        (883)      (1,038)
      Proceeds from facility and equipment debt financing                   1,209          276          789
      Issuance of common stock, net                                           186       10,125       14,787
                                                                         --------     --------     --------
           Net cash provided by financing activities                          578        9,518       14,538
                                                                         --------     --------     --------
Net increase (decrease) in cash and cash equivalents                       (2,551)       3,495         (780)
Cash and cash equivalents at beginning of period                            3,963          468        1,248
                                                                         --------     --------     --------
Cash and cash equivalents at end of period                                  1,412        3,963          468
Short-term investments at end of period                                     6,991       12,437       11,024
                                                                         --------     --------     --------
Cash, cash equivalents and short-term investments
      at end of period                                                   $  8,403     $ 16,400     $ 11,492
                                                                         ========     ========     ========



                             See accompanying notes.

                                  ANERGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

           Anergen, Inc. (the "Company") was incorporated on April 26, 1988 for the purpose of developing therapies using biopharmaceutical compounds for the treatment of autoimmune diseases. The Company devotes its efforts to research and development on its own behalf and also on behalf of its corporate partners.

Use of estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents

           Cash and cash equivalents are carried at cost which approximates fair value (based on quoted market prices) and include primarily interest bearing demand deposits and U.S. Government notes with original maturities of three months or less upon purchase.

Securities available-for-sale

           The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities"("Statement 115"). Under Statement 115 management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable securities and debt securities not classified as held-to-maturity are classified as available-for-sale. To date, all marketable securities have been classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

Contract and license fee revenues

           Contract and license fee revenues consist of revenues from the Company's corporate partners, Novo Nordisk A/S and N.V. Organon. Contract revenues derived from the corporate partner agreements are recorded as earned based on the level of research effort performed by the Company. License fees that are non-refundable and not tied to future performance are recorded when received. The Company is also entitled to receive from its partners (i) development milestone payments upon the occurrence of certain events and (ii) royalties on product sales, if any.

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

                                  ANERGEN, INC.
                          NOTES TO FINANCIAL STATEMENTS


Accounting and disclosure of stock-based compensation

           The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its stock options because the alternative fair market value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which the Company adopted in the period ended December 31, 1997. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and other common stock equivalents is excluded. The impact of Statement 128 results in no change to the Company's net loss per share, as stock options and other common stock equivalents have been excluded from the current computation as they are antidilutive.

2.         COLLABORATIONS

Collaboration with N.V. Organon

           In June 1996, the Company entered into a development and license agreement ("Organon Agreement") with N.V. Organon for the purpose of developing and commercializing a product for the treatment of rheumatoid arthritis ("RA") using the Company's AnergiX technology combined with a peptide discovered by Organon. Under the Organon Agreement, the Company is entitled to receive (i) a license fee, (ii) research and development cost reimbursement, (iii) development milestone payments and (iv) royalties on product sales, if any. The Company has granted to N.V. Organon exclusive worldwide rights to products developed under the Organon Agreement, including rights to commercialize these products although the Company retains certain co-promotion rights in North America. The Company received and recorded a $2 million license fee in September 1996 and recorded contract revenues of $3,132,000 and $412,000 for the years ended December 31, 1997 and 1996, respectively under this agreement.

Collaboration with Novo Nordisk A/S - related party

           In August 1993, the Company entered into a development and license agreement ("Novo Nordisk Agreement") with Novo Nordisk A/S for the purpose of developing and commercializing the Company's AnergiX(TM) products for multiple sclerosis ("MS"), myasthenia gravis ("MG"), and insulin-dependent diabetes mellitus ("IDDM"). Under the Novo Nordisk Agreement, the Company is entitled to receive (i) research and development cost reimbursement, (ii) development milestone payments and (iii) royalties on product sales, if any. For the years ended December 31, 1997, 1996 and 1995, the Company recorded contract revenues of $2,631,000, $3,107,000 and $3,001,000 respectively, under this agreement. The Company has granted to Novo Nordisk A/S exclusive worldwide rights to products developed under the Novo Nordisk Agreement, including rights to commercialize these products. In April 1996, the Novo Nordisk Agreement was expanded to include increased milestones was extended through August of 1998. In August of 1993, Novo Nordisk A/S purchased 1,219,745 shares of common stock for $8 million, and an officer of Novo Nordisk A/S became a member of the Company's Board of Directors. In February 1998, the Company and Novo Nordisk agreed to terminate the agreement between the two parties effective February 9, 1998. All rights will return to the Company and it will not have any future obligation to Novo Nordisk. Novo Nordisk will reimburse the Company for the cost of the ongoing Phase I clinical trial in Multiple Sclerosis.

                                  ANERGEN, INC.
                          NOTES TO FINANCIAL STATEMENTS

3.         PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1997 and 1996 (in thousands):


                                                              1997        1996
                                                            -------     -------
Research and office leasehold improvements                  $ 1,513     $ 1,028
Research and office equipment                                 3,741       3,202
Pilot manufacturing facility leasehold improvements             600         600
Pilot manufacturing facility equipment                        1,237       1,143
                                                            -------     -------
                                                              7,091       5,973

Less accumulated depreciation and amortization               (5,388)     (4,514)
                                                            -------     -------
                                                            $ 1,703     $ 1,459
                                                            =======     =======


4.         INVESTMENTS

As of December 31, 1997, the Company's investments available-for-sale were recorded at a fair market value of $6,991,000, consisting of US Corporate Securities, Mutual Funds and US Government obligations. As of December 31, 1997, the estimated fair market value of US Corporate Securities, Mutual Funds and US Government obligations was $2,466,000, 853,000 and 3,672,000, respectively. As of December 31, 1996, the estimated fair market value of US Corporate Securities and US Government obligations was $6,127,000 and $6,310,000, respectively. Gross unrealized gains and losses as of December 31, 1997 and 1996 were immaterial.

The net adjustment to unrealized holding gains (losses) on available-for-sale securities included as a separate component of shareholders' equity was $28,000, ($50,000) and $107,000 in 1997, 1996 and 1995, respectively. Realized gains and losses for the years ended December 31, 1997, 1996 and 1995 were immaterial.

The amortized cost and estimated fair value of debt securities at December 31, 1997 and 1996, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                         Estimate
                                                                          Fair
                                                           Cost           Value
                                                          ----------------------
DECEMBER 31, 1997
AVAILABLE-FOR-SALE
Due in one year or less                                   $ 6,997        $ 6,991
Due after one year through three years                       --             --
Due after three years                                        --             --
                                                          ----------------------
                                                          $ 6,997        $ 6,991
                                                          ======================
DECEMBER 31, 1996
AVAILABLE-FOR-SALE
Due in one year or less                                   $11,971        $11,936
Due after one year through three years                        500            501
Due after three years                                        --             --
                                                          ----------------------
                                                          $12,471        $12,437
                                                          ======================

5.         LEASE AND DEBT OBLIGATIONS

           The Company leases its facilities under noncancelable operating leases. Facilities rent expense for 1997, 1996, and 1995, was $508,000, $589,000, and $551,000, respectively.

           On April 18, 1994 the Company entered into a loan agreement with Silicon Valley Bank of California ("SVB") which provided $1,200,000 in financing available through December 31, 1994. As of December 31, 1994 $957,000 had been drawn down upon under this agreement, all of which is secured by equipment purchased by the Company. At December 31, 1997, the Company had no net borrowings under the loan.

           On June 23, 1995 the Company entered into a second loan agreement with SVB which provided $800,000 in financing available through December 31, 1995, all of which is secured by equipment purchased by the Company. At December 31, 1997, the Company had net borrowings of $181,000 under the original loan agreement.

           On December 27, 1996 the Company entered into an amendment to the above agreement with SVB to provide $1,500,000 in additional financing available through December 31, 1997. As of December 31, 1997 the Company had borrowed $1,305,000 of the additional funding available under this agreement, all of which is secured by equipment purchased by the Company. The fair value of the debt obligation approximates its carrying value at December 31, 1997.

           Future minimum payments, by year and in the aggregate, under the debt and noncancelable operating leases consisted of the following at December 31, 1997 (in thousands):


                                                                        Operating
                                                             Debt         leases
                                                            ------        ------
1998                                                        $  616        $  530
1999                                                           435            41
2000                                                           435          --
                                                            ------        ------
Total minimum debt and lease payments                        1,486        $  571
Less current portion of debt obligations                       616
                                                            ------
Long-term debt obligations                                  $  870
                                                            ======

6.         SHAREHOLDERS' EQUITY

Change of Control Arrangements

           In the event of a change of control of the Company, the Board of Directors has authority to issue shares of Preferred Stock with rights, preferences and privileges designated by the Board of Directors. Further, pursuant to the Company's option plans, under change of control of the Company, the Board of Directors has the right, under certain circumstances, to cause all outstanding options to become fully vested.

1988 Stock Option Plan, 1995 Director Option Plan and 1996 Stock Option Plan

           The Company has granted certain officers, employees and consultants options to purchase shares of the Company's common stock at prices ranging from $.16 to $11.00 per share under its 1988 Stock Option Plan, 1995 Director Option Plan and 1996 Stock Option Plan ("option plans"). The Company has reserved 3,000,000 shares of common stock for issuance under the option plans, of which 972,000 are available for grant at December 31, 1997. These options vest over periods of up to four years and, once vested, can be exercised at any time for a period of 9 or 10 years from the date of grant.

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

                                  ANERGEN, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

           Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options and its employee stock purchase plan subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1995, 1996 and 1997, respectively; risk-free interest rates of 6.72%, 6.83% and 6.41%; no dividend yields; volatility factor of the expected market price of the Company's common stock of .73 for 1995 and 1996, and 1.05 for 1997; and a weighted-average expected life of the options of 6.87 years for 1995 and 1996, and 5.25 years for 1997.

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

           For purposes of pro forma disclosures, the estimated fair value of the options and Employee Stock Purchase Plan (ESPP) are amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for loss per share information):

                                        1997             1996            1995
                                      ---------       ---------       ---------
Pro forma net loss                    $  (9,843)      $  (6,659)      $  (7,302)
Pro forma loss per share              $   (0.52)      $   (0.40)      $   (0.57)


Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

           A summary of the Company's stock option activity, and related information for the years ended December 31 follows:


                                                1997                         1996                          1995
                                                ----                         ----                          ----
                                        Options      Weighted-Average  Options   Weighted-Average   Options      Weighted-Average
                                         (000)        Exercise Price   (000)      Exercise Price     (000)       Exercise Price
                                         -----        --------------   -----      --------------     -----       --------------
Outstanding-beginning of year            1,327          $   4.69         879          $   4.94         805          $   4.83
Granted                                    787          $   3.02         535          $   3.72         283          $   2.98
Exercised                                   (4)         $   3.07         (76)         $   0.97        (168)         $   0.24
Forfeited                                 (428)         $   5.16         (11)         $   3.86         (41)         $   7.61
                                        ------                        ------                        ------
Outstanding-end of year                  1,682          $   3.79       1,327          $   4.69         879          $   4.94

Exercisable at end of year                 823          $   4.54         609          $   5.92         430          $   5.72

Weighted-average fair value of
options granted during the year          $2.01                        $ 2.74                         $2.19

           Exercise prices for options outstanding as of December 31, 1997 ranged from $2.00 to $11.00. The weighted-average remaining contractual life of those options is 6.13 years.

                                  ANERGEN, INC.
                          NOTES TO FINANCIAL STATEMENTS

Employee Stock Purchase Plan

           The Company has an Employee Stock Purchase Plan under which a total of 250,000 shares of common stock have been reserved and made available for purchase by eligible employees.

           Eligible employees may have up to 10% of their wages withheld for purchases of common stock of the Company. On September 30 and March 31 of each year, the funds then in each employee's account are applied to the purchase of shares of common stock at 85% of the fair market value at such date or at six month retroactive intervals up to 24 months, whichever is less. As of December 31, 1997, 209,359 shares had been purchased with such funds.

           Under Statement 123, the fair value for these purchase options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1995, 1996 and 1997, respectively; risk-free interest rates of 5.96% and 5.52% and 5.86%; no dividend yields; volatility factor of the expected market price of the Company's common stock of .73 for 1995 and 1996 and 1.05 for 1997; and a weighted-average expected life of the options of 1.25 for 1995 and 1996 and .5 years for 1997. The weighted average fair value of those purchase rights granted in 1995, 1996 and 1997 was $0.93, $1.22 and $1.41 respectively.

Warrants

           In 1997 warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $3.25 per share were issued under a collaboration agreement and expire on December 31, 2001. No value was assigned to these warrants due to immateriality; these warrants remain unexercised as of December 31, 1997.


7.         ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

           Accounts payable and accrued liabilities include the following (in thousands):


                                                                   1997           1996
                                                                  ------         ------
Accounts payable                                                  $  597         $  231
Accrued collaborative expenses                                       237            569
Accrued vacation pay                                                 186            114
Accrued professional fees                                            221            189
Other                                                                 40            223
                                                                  ------         ------
           Total accounts payable and accrued liabilities         $1,281         $1,326
                                                                  ======         ======

                                  ANERGEN, INC.
                          NOTES TO FINANCIAL STATEMENTS



8.         INCOME TAXES

           At December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $46.8 million and $9.5 million, respectively. Additionally, the Company has research and development tax credit carryforwards for federal tax purposes of approximately $2.0 million. The net operating loss and credit carryforwards will expire at various dates beginning 1998 through 2012, if not utilized.

           The Company's stock offering in April 1995 resulted in a change in ownership and it is expected that the entire net operating loss and credit carry forwards as of April 1995 may be subject to an annual limitation based on the Company's pre-change value. The annual limitation will result in the expiration of the net operating losses and credits before utilization.

           Net operating losses incurred subsequent to April 1995 may be subject to annual limitation such that the net operating losses may expire before utilization.

           Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows:

                                                                             December 31,
                                                                ----------------------------------
                                                                    1997                   1996
                                                                ------------          ------------
            Deferred income tax assets:
               Net operating loss carryforwards                 $ 16,500,000          $ 13,900,000
               Research credits                                    2,900,000             2,000,000
               Capitalized research and development                1,000,000                  --
               Other deferred tax assets                             300,000               700,000
                                                                ----------------------------------
            Net deferred tax assets                             $ 20,700,000            16,600,000
            Valuation allowance for deferred tax assets          (20,700,000)          (16,600,000)
                                                                ----------------------------------
            Total deferred tax assets
                                                                $         --          $         --
                                                                ==================================

           The net valuation allowance increased by $2,200,000 during the year ended December 31, 1996 ($3,200,000 in 1995).

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

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information concerning the Company's directors required by this
Item is incorporated by reference to the Company's Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

           The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this Item is incorporated by reference to the Company's Proxy Statement.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                 ON FORM 8-K

(a) Financial Statements and Schedules. The Financial Statements are set forth under Item 8 of this Report on Form 10-K are included.

      1.   Financial Statements.

           The following financial statements of Anergen, Inc. are filed as a part of this report:

                                                                                                        Page:
           Report of Ernst & Young LLP, Independent Auditors                                             29
           Balance sheets at December 31, 1997 and 1996                                                  31
           Statements of Operations for each of three years in the period ended
                     December 31, 1997                                                                   32
           Statement of Shareholders' Equity for each of three years in the period ended
                     December 31, 1997                                                                   33
           Statements of Cash Flows for each of three years ended December 31, 1997                      34
           Notes to Financial Statements                                                               35-41

           Financial schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(b)   Reports on Form    not applicable.

(c)   Exhibits.


  Exhibit         Description
  -------         -----------
  3.1(1)          Restated and Amended Articles of Incorporation.
  3.2(1)          Bylaws, as amended.
  4.1(1)          Form of Common Stock Certificate.
  10.1(1)         Form of Indemnification Agreement for directors and officers.
  10.2(1)         1988 Stock Option Plan (as amended) and form of agreements thereunder.
  10.3(1)         1991 Employee Stock Purchase Plan, as amended.
  10.4(2)         1992 Consultant Stock Plan
  10.5(13)        1996 Stock Plan and form of agreement.
  10.6A(1)        Sublease dated December 15, 1989 between the Registrant and Invitron Corporation, with amendment dated February
                  28,1990.
  10.6B(1)        Landlord's Consent to Sublease dated March 2, 1990 among the Registrant, Invitron Corporation and Seaport Centre
                  Venture Phase II.
  10.6C(1)        Ten-Year Industrial Net Lease Agreement dated June 5, 1987 between Invitron Corporation and Seaport Centre
                  Venture Phase II, with amendments dated November 9, 1987; October 31, 1988; August 1989; and February 28,1990.
  10.6D(7)        Amendments to Seaport Center Standard Lease between the Registrant and Metropolitan Life Insurance Company dated
                  January 10, 1995; and March 24, 1995.
  10.6E(10)       Industrial Lease Agreement dated March 15, 1993 between the Registrant and East Bayshore Investment Group, with amendments dated March 31, 1993; and June 17, 1994.
  10.7(1)         Master Lease Agreement dated July 8, 1988 between the Registrant and Comdisco, Inc. with Equipment Schedule No.
                  VL-1 dated July 8, 1988 and Equipment Schedule No. VL-2 dated April 4, 1990.
  10.8A(3)        Loan and Security agreement dated December 29, 1992 between the Registrant and MMC/GATX Partnership No. I.
  10.8B(3)        Secured Promissory Note dated December 29, 1992 issued by the Registrant to MMC/GATX Partnership No. I.
  10.8C(3)        Warrant dated December 29,1992 issued by the Registrant to MMC/GATX Partnership No. I.
  10.8D(4)        Amendment to the Loan and Security agreement dated December 30, 1993 between the Registrant and MMC/GATX
                  Partnership No. I.
  10.8E(4)        Warrant dated December 30, 1993 issued by the Registrant to MMC/GATX Partnership No. I.
  10.9A(5)        Development and License agreement dated August 17, 1993 between the Registrant and Novo Nordisk A/S.
  10.9B(5)        Common Stock Purchase Agreement dated August 17, 1993 between the Registrant and Novo Nordisk A/S.
  10.9C(11)       Amendment No. 1 dated March 26, 1996 to the Development and License Agreement between the Registrant and Novo
                  Nordisk A/S.
  10.9D(11)       Addendum dated March 26, 1996 to the Development and License Agreement between the Registrant and Novo Nordisk
                  A/S.
  10.10A(6)       Loan and Security agreement dated April 18, 1994 between the Registrant and Silicon Valley Bank.
  10.10B(9)       Loan and Security agreement dated June 23, 1995 between the Registrant and Silicon Valley Bank.
  10.10C(10)      Loan Modification Agreement dated August 31, 1994 between the Registrant and Silicon Valley Bank.
  10.10D          Amendment to the Loan and Security agreement June 23, 1995 between the Registrant and Silicon Valley Bank.
  10.11A(6)       Securities Purchase Agreement dated May 11, 1994 between the Registrant and certain Purchasers.
  10.11B(8)       Warrant dated June 30, 1994 issued to Ortelius Trading L.P.
  10.11B-1(9)     Letter related to Warrant issued to Ortelius Trading L.P.
  10.11B-2(14)    Letter related to Warrant issued to Ortelius Trading L.P.
  10.11C(8)       Warrant dated June 30, 1994 issued to GDK, Inc.
  10.11C-1(9)     Letter related to Warrant issued to GDK, Inc.
  10.11C-2        Letter related to Warrant issued to GDK, Inc.
  10.11D(8)       Amendment to Securities Purchase Agreement dated June 30, 1994 between the Registrant and certain purchasers.

  10.11E(7)       Amendment to Securities Purchase Agreement dated February 15, 1995 between the Registrant and certain purchasers.
  10.12A(7)       Common Stock Purchase Agreement dated March 10, 1995 between the Registrant and Warburg, Pincus Ventures, L.P.
                  and International Biotechnology Trust PLC.
  10.12B(7)       Amendment to Common Stock Purchase Agreement dated March 15, 1995.
  10.13(10)       1995 Director Option Plan.
  10.14(10)       Transition Agreement and Mutual Release between the Company and John W. Fara, Ph.D.
  10.15(12)       Product Development and License Agreement dated June 28, 1996 between the Registrant and N. V. Organon.
  10.16(12)       Employment Agreement of Barry M. Sherman, M.D.
  10.17           Transition Agreement and Mutual Release of John Varian
  23.1            Consent of Ernst & Young LLP, Independent Auditors
  27.1            Financial Data Schedule


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

     (12) Incorporated by reference to the exhibit filed with Rcompany's Registration Statement on Form S-1 (No. 33-42107), as amended.

     (13) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 1996.

     (14) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     +    Confidential treatment granted for portions of this exhibit.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ANERGEN, INC.


                                       By:  /s/ BARRY M. SHERMAN
                                            ----------------------------------
                                            Barry M. Sherman, M.D.
                                            President, Chief Executive Officer
                                            and Director
Dated:  March 27, 1998



                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barry M. Sherman, M.D., and David V. Smith, and each of them, his attorneys-in-fact, and agents, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that said attorneys-in-fact and agents of any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                                         Title                                   Date
          ---------                                         -----                                   ----
(S) BARRY M. SHERMAN, M.D.
------------------------------------       President, Chief Executive Officer and              March 27, 1998
Barry M. Sherman, M.D.                     Director (Principal Executive Officer)



(S) DAVID V. SMITH                         VP, Finance & Chief Financial Officer               March 27, 1998
------------------------------------       (Principal Financial and Accounting Officer)
David V. Smith


(S) BRUCE L.A. CARTER, PH.D.
------------------------------------
Bruce L. A. Carter, Ph.D.                  Director                                             March 27, 1998

(S) NICHOLAS J. LOWCOCK
------------------------------------
Nicholas J. Lowcock                        Director                                             March 27, 1998


(S) HARDEN M. MCCONNELL, PH.D.
------------------------------------
Harden M. McConnell, Ph.D.                 Director                                             March 27, 1998

(S) HARRY H. PENNER JR.
------------------------------------
Harry H. Penner Jr.                        Director                                             March 27, 1998

(S) JAMES E. THOMAS
------------------------------------
James E. Thomas                            Director                                             March 27, 1998

(S) NICOLE VITULLO
------------------------------------
Nicole Vitullo                             Director                                             March 27, 1998

                                 EXHIBIT INDEX

  Exhibit         Description
  -------         -----------
  3.1(1)          Restated and Amended Articles of Incorporation.
  3.2(1)          Bylaws, as amended.
  4.1(1)          Form of Common Stock Certificate.
  10.1(1)         Form of Indemnification Agreement for directors and officers.
  10.2(1)         1988 Stock Option Plan (as amended) and form of agreements thereunder.
  10.3(1)         1991 Employee Stock Purchase Plan, as amended.
  10.4(2)         1992 Consultant Stock Plan
  10.5(13)        1996 Stock Plan and form of agreement.
  10.6A(1)        Sublease dated December 15, 1989 between the Registrant and Invitron Corporation, with amendment dated February
                  28,1990.
  10.6B(1)        Landlord's Consent to Sublease dated March 2, 1990 among the Registrant, Invitron Corporation and Seaport Centre
                  Venture Phase II.
  10.6C(1)        Ten-Year Industrial Net Lease Agreement dated June 5, 1987 between Invitron Corporation and Seaport Centre
                  Venture Phase II, with amendments dated November 9, 1987; October 31, 1988; August 1989; and February 28,1990.
  10.6D(7)        Amendments to Seaport Center Standard Lease between the Registrant and Metropolitan Life Insurance Company dated
                  January 10, 1995; and March 24, 1995.
  10.6E(10)       Industrial Lease Agreement dated March 15, 1993 between the Registrant and East Bayshore Investment Group, with amendments dated March 31, 1993; and June 17, 1994.
  10.7(1)         Master Lease Agreement dated July 8, 1988 between the Registrant and Comdisco, Inc. with Equipment Schedule No.
                  VL-1 dated July 8, 1988 and Equipment Schedule No. VL-2 dated April 4, 1990.
  10.8A(3)        Loan and Security agreement dated December 29, 1992 between the Registrant and MMC/GATX Partnership No. I.
  10.8B(3)        Secured Promissory Note dated December 29, 1992 issued by the Registrant to MMC/GATX Partnership No. I.
  10.8C(3)        Warrant dated December 29,1992 issued by the Registrant to MMC/GATX Partnership No. I.
  10.8D(4)        Amendment to the Loan and Security agreement dated December 30, 1993 between the Registrant and MMC/GATX
                  Partnership No. I.
  10.8E(4)        Warrant dated December 30, 1993 issued by the Registrant to MMC/GATX Partnership No. I.
  10.9A(5)        Development and License agreement dated August 17, 1993 between the Registrant and Novo Nordisk A/S.
  10.9B(5)        Common Stock Purchase Agreement dated August 17, 1993 between the Registrant and Novo Nordisk A/S.
  10.9C(11)       Amendment No. 1 dated March 26, 1996 to the Development and License Agreement between the Registrant and Novo
                  Nordisk A/S.
  10.9D(11)       Addendum dated March 26, 1996 to the Development and License Agreement between the Registrant and Novo Nordisk
                  A/S.
  10.10A(6)       Loan and Security agreement dated April 18, 1994 between the Registrant and Silicon Valley Bank.
  10.10B(9)       Loan and Security agreement dated June 23, 1995 between the Registrant and Silicon Valley Bank.
  10.10C(10)      Loan Modification Agreement dated August 31, 1994 between the Registrant and Silicon Valley Bank.
  10.10D          Amendment to the Loan and Security agreement June 23, 1995 between the Registrant and Silicon Valley Bank.
  10.11A(6)       Securities Purchase Agreement dated May 11, 1994 between the Registrant and certain Purchasers.
  10.11B(8)       Warrant dated June 30, 1994 issued to Ortelius Trading L.P.
  10.11B-1(9)     Letter related to Warrant issued to Ortelius Trading L.P.
  10.11B-2(14)    Letter related to Warrant issued to Ortelius Trading L.P.
  10.11C(8)       Warrant dated June 30, 1994 issued to GDK, Inc.
  10.11C-1(9)     Letter related to Warrant issued to GDK, Inc.
  10.11C-2        Letter related to Warrant issued to GDK, Inc.
  10.11D(8)       Amendment to Securities Purchase Agreement dated June 30, 1994 between the Registrant and certain purchasers.

  10.11E(7)       Amendment to Securities Purchase Agreement dated February 15, 1995 between the Registrant and certain purchasers.
  10.12A(7)       Common Stock Purchase Agreement dated March 10, 1995 between the Registrant and Warburg, Pincus Ventures, L.P.
                  and International Biotechnology Trust PLC.
  10.12B(7)       Amendment to Common Stock Purchase Agreement dated March 15, 1995.
  10.13(10)       1995 Director Option Plan.
  10.14(10)       Transition Agreement and Mutual Release between the Company and John W. Fara, Ph.D.
  10.15(12)       Product Development and License Agreement dated June 28, 1996 between the Registrant and N. V. Organon.
  10.16(12)       Employment Agreement of Barry M. Sherman, M.D.
  10.17           Transition Agreement and Mutual Release of John Varian
  23.1            Consent of Ernst & Young LLP, Independent Auditors
  27.1            Financial Data Schedule


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

     (12) Incorporated by reference to the exhibit filed with Rcompany's Registration Statement on Form S-1 (No. 33-42107), as amended.

     (13) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 1996.

     (14) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     +    Confidential treatment granted for portions of this exhibit.