Form 10-Q
period 1998-03-31
ANERGEN INC
filed 1998-05-15
CIK 877929

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


  (Mark One)
    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or

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


                             Yes   [X]     No [ ]


At March 31, 1998, Registrant had outstanding 18,851,000 shares of Common Stock.

                                  ANERGEN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                       Page No.
                                                                                     --------
ITEM 1.        Financial Statements

               Condensed balance sheets - March 31, 1998
                 and December 31, 1997 .........................................         3

               Condensed statements of operations - three months
                 ended March 31, 1998 and 1997 .................................         4

               Condensed statements of cash flows - three months
                 ended March 31, 1998 and 1997 .................................         5

               Notes to condensed financial statements .........................         6

ITEM 2.        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations .................         7


PART II - OTHER INFORMATION


ITEM 6.        Exhibits and Reports on Form 8-K ................................        17

               Signatures ......................................................        18

PART I - FINANCIAL INFORMATION

                                          ANERGEN, INC.
                                     CONDENSED BALANCE SHEETS
                               (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   ASSETS
                                                                     MARCH 31,   DECEMBER 31,
                                                                       1998         1997
                                                                     --------     --------
                                                                    (UNAUDITED)
Current assets:
    Cash and cash equivalents ...................................    $  1,119     $  1,412
    Short-term investments ......................................       5,631        6,991
    Contract receivables ........................................          60          836
    Prepaid expenses ............................................          57           78
                                                                     --------     --------
               Total current assets .............................       6,867        9.317
Property and equipment, net .....................................       1,506        1,703
Other assets ....................................................          36           36
                                                                     --------     --------

                                                                     $  8,409     $ 11,056
                                                                     ========     ========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable  and accrued liabilities ...................    $    761     $  1,281
    Deferred revenue ............................................         625          502
    Current portion of capital lease obligations and debt .......         550          616
                                                                     --------     --------

               Total current liabilities ........................       1,936        2,399
Long-term portion of capital lease obligations and debt .........         761          870
Commitments
Shareholders' equity:
    Preferred stock, no par value;  10,000,000 shares authorized;
         none issued and outstanding ............................          --           --
    Common stock, no par value;  40,000,000 shares authorized;
         18,851,000 shares issued and outstanding (18,846,264 at
         December 31, 1997) .....................................      57,670       57,670
    Additional paid-in-capital ..................................         659          659
    Accumulated other comprehensive income ......................          (3)          (6)
    Accumulated deficit .........................................     (52,614)     (50,536)
                                                                     --------     --------
               Total shareholders' equity .......................       5,712        7,787
                                                                     --------     --------
                                                                     $  8,409     $ 11,056
                                                                     ========     ========


Note: The actual balance sheet at March 31, 1998 is derived from unaudited financial statements. The December 31, 1997 information is derived from audited financial statements.

                             See accompanying notes.


                                  ANERGEN, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                  THREE MONTHS  ENDED
                                                       MARCH 31,
                                                   1998        1997
                                                ----------    -------
Revenues:
    Contract revenues ......................    $  1,167     $  1,808
    Interest income ........................         115          182
                                                --------     --------
                                                   1,282        1,990
                                                --------     --------
Expenses:
    Research and development ...............       2,482        2,887
    General and administrative .............         837          884
    Interest expense .......................          41           43
                                                --------     --------
                                                   3,360        3,814
                                                --------     --------
Net loss ...................................    $ (2,078)    $ (1,824)
                                                ========     ========
Basic and diluted net loss per share .......    $  (0.11)    $  (0.10)
                                                ========     ========

Shares used in calculating basic and diluted
  per share data ...........................      18,851       18,781
                                                ========     ========



                             See accompanying notes.

                                  ANERGEN, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                           1998          1997
                                                          --------     --------
Cash flows used in operating activities:
  Net loss ...........................................    $ (2,078)    $ (1,824)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization ....................         227          199
  Changes in operating assets and liabilities:
    Contract receivables .............................         776         (995)
    Prepaid expenses .................................          21           23
    Accounts payable and accrued liabilities .........        (520)         674
    Deferred revenue .................................         123           --
                                                          --------     --------
Net cash used in operating activities ................      (1,451)      (1,923)

Cash flows provided by investing activities:
  Purchase of investments available-for-sale .........      (1,458)      (9,887)
  Sale of investments available-for-sale .............       2,821       11,259
  Purchase of property and equipment .................         (30)        (333)
                                                          --------     --------
Net cash provided by investing activities ............       1,333        1,039

Cash flows provided by (used in) financing activities:
  Proceeds from facility and equipment debt financing           --          224
  Repayments of capital lease obligations and debt ...        (175)        (230)
  Issuance of common stock, net ......................          --           30
                                                          --------     --------
Net cash provided by (used in) financing activities ..        (175)          24
                                                          --------     --------

Net decrease in cash and equivalents .................        (293)        (860)
Cash  and equivalents at beginning of period .........       1,412        3,963
                                                          --------     --------
Cash  and equivalents at end of period ...............       1,119        3,103
Short-term investments at end of period ..............       5,631       11,050
                                                          --------     --------
Cash and equivalents and short-term investments
    at end of period .................................    $  6,750     $ 14,153
                                                          ========     ========



                             See accompanying notes.

                                           ANERGEN, INC.
                              NOTES TO CONDENSED FINANCIAL STATEMENTS
                                          MARCH 31, 1998
                                            (UNAUDITED)


1. NATURE OF BUSINESS

        Anergen, Inc. ( the "Company") was incorporated on April 26, 1988 for the purpose of developing therapies using biopharmaceutical compounds for the treatment of autoimmune diseases. The Company devotes its efforts to research and development on its own behalf and also on behalf of its corporate partners.

2. BASIS OF PRESENTATION

        The interim financial statements included herein have been prepared by the Company and have not been audited, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to Commission rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company (subject to year-end adjustments) with respect to the interim financial statements, and of the results of its operations and cash flows for the interim periods then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

        Comprehensive Income (Loss)

        As of January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income (loss).

        For the three months ended March 31, 1998 and 1997, total comprehensive loss amounted to $2,081,000 and $1,839,000, respectively.

        Reclassification

        Certain prior year amounts have been reclassified to conform to the current years presentation.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements which involve risks and uncertainties including but not limited to the adequacy of capital resources, the nature of the Company's capital requirements, the availability and timing of financing, the effect of year 2000 problems, if any. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth hereunder and in the Company's Annual Report as filed on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

        To date, the Company has financed its operations primarily through private placements of its equity securities with venture capitalists (which raised an aggregate of approximately $7.6 million in net proceeds), through the sale of its Common Stock to Novo Nordisk A/S (which raised approximately $8 million in net proceeds), through the issuance of its Common Stock and Warrants to purchase shares of Common Stock through a private placement in exchange for $1.5 million in proceeds, and through public offerings of its Common Stock which have raised an aggregate of $38.8 million in net proceeds, including $9.4 million in net proceeds from the sale of 3.5 million shares of Common Stock to the public in August 1996 and approximately $500,000 from the underwriters' exercise of the over-allotment option in September 1996. The Company's cash, cash equivalents and short-term investments at March 31, 1998 were approximately $6.8 million. Accounts payable and accrued liabilities decreased to $761,000 at March 31, 1998 from $1,281,000 at December 31, 1997. Long-term debt decreased from $870,000 at December 31, 1997 to $760,000 at March 31, 1998 due to repayment of the loans. The Company had shareholders' equity at March 31, 1998 of approximately $5.7 million which decreased from $10.6 million at December 31, 1997 due to the net loss from operations.

        The Company anticipates that its current cash, cash equivalents, short-term investments and expected revenues under its collaborative agreements will be sufficient to fund its operations through 1998. Thereafter, the Company will require substantial additional funds to continue its operations. The Company anticipates that its current resources will be primarily used to fund clinical testing of AnervaX(TM) for Rheumatoid Arthritis ("RA"), AnergiX(TM) for Multiple Sclerosis ("MS"), AnergiX for the treatment of RA, and continued research and development of DiavaX for Type I Diabetes, as well as key mechanism studies. The balance of such resources will be used to fund continued limited research on other autoimmune diseases and general and administrative activities, including those associated with seeking collaborative arrangements to enable the Company to increase its research and development activities in these and other autoimmune diseases. These foregoing forward-looking statements regarding the Company's requirements involve risks and uncertainties that could cause actual results to differ materially. In particular, the Company's capital requirements will vary depending on numerous factors many of which are outside the Company's control. These factors include the progress of the Company's research and development programs, manufacturing activities, the progress of the Company's clinical programs, the results of laboratory testing, the time and cost required to seek regulatory approvals to commence clinical trials for the Company's initial products, the need to obtain licenses to other proprietary rights, any required adjustments to the Company's operating plan to respond to competitive pressures or technological advances, developments with respect to the Company's existing or future collaborative arrangements, and the availability of various methods of financing. The Company expects to seek to raise additional capital in 1998 through equity or debt financing, research and development collaborations with other pharmaceutical companies or through other sources. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictions on stock dividends and other restrictions on the Company. Adequate funds for the Company's operations, whether from equity or debt, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms attractive to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Company's liquidity will be reduced as amounts are expended for continuing research and development.

RESULTS OF OPERATIONS

        The Company's net loss increased by 14% to $2,078,000 in the fiscal quarter ended March 31, 1998 compared to a $1,824,000 loss in the corresponding period in the previous year. The increase was due to revenues that decreased 36% to $1,282,000 in the fiscal quarter ended March 31, 1998 compared to $1,990,000 in the corresponding period in the previous year partially offset by a decrease in expenses of 12% to $3,360,000 in the fiscal quarter ended March 31, 1998 compared to $3,814,000 in the corresponding period in the previous year. The decrease in revenues was primarily due to revenues recorded in the first quarter related to the Company's previous collaborative agreement with Novo Nordisk, which reflects the Company nearing completion of the Phase I clinical trial of AnergiX for the treatment of multiple sclerosis. On February 26, 1998, Novo Nordisk paid the Company $1,000,000, the estimated costs to complete the Phase I study. As a result of the termination of the agreement with Novo Nordisk, if the Company elects to continue with Phase II clinical trials of AnergiX, the Company would no longer receive reimbursement of expenses from Novo Nordisk. Research and development expenses decreased 14% to $2,482,000 for the quarter ended March 31, 1998 from $2,887,000 in the corresponding period in the previous year. This is primarily due to conclusion of the AnervaX Phase IIa study in rheumatoid arthritis. The Company expects total operating expenses to increase as it increases research and development efforts.

        General and administrative expenses decreased 5% to $837,000 for the quarter ended March 31, 1998 compared to $884,000 in the corresponding period in the previous year.

        Interest income decreased to $115,000 for the quarter ended March 31, 1998 as compared to $182,000 in the corresponding period in the previous year due to lower average cash balances in 1998. Interest income is expected to decline gradually over future periods as invested capital is used for operating activities. Interest expense remained almost flat at $41,000 for the quarter ended March 31, 1998 as compared to $43,000 in the corresponding period in the previous year due to lower debt balances.

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

LIMITED OPERATING HISTORY; HISTORY OF LOSSES

        The Company has experienced significant net losses every year since its inception in 1988. Net losses for the quarters ended March 31, 1998 and 1997 were approximately $2.1 million and $1.8 million, respectively, and the Company had an accumulated deficit of approximately $52.6 million as of March 31, 1998. The Company expects to incur substantial and increasing operating losses for at least the next several years. The amount of net losses and the time required by the Company to reach profitability are highly uncertain. There can be no assurance that the Company will ever be able to generate product revenue or achieve profitability on a substantial basis or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FUTURE REQUIREMENT FOR SIGNIFICANT ADDITIONAL CAPITAL

        The Company anticipates that its current cash, cash equivalents, short-term investments and expected revenues under its collaborative agreements will be sufficient to fund its operations through 1998. Thereafter, the Company will require substantial additional funds to continue its operations. The Company anticipates that its current resources will be primarily used to fund clinical testing of AnervaX for RA, AnergiX for MS, AnergiX for RA and continued research and development and preparation for clinical testing of DiavaX for the treatment of Type I diabetes. The balance of such resources will be used to fund continued limited research on these and other autoimmune diseases and general and administrative activities, including those associated with seeking collaborative arrangements to enable the Company to increase its research and development activities in other autoimmune diseases. The Company's working capital requirements over the next two years may vary depending upon numerous factors, including the progress of the Company's research and development programs, manufacturing activities, the progress of the Company's clinical programs, the results of laboratory testing, the time and cost required to seek regulatory approvals to commence clinical trials for the Company's initial products, the need to obtain licenses to other proprietary rights, any required adjustments to the Company's operating plan to respond to competitive pressures or technological advances, developments with respect to existing or future collaborative arrangements and the availability of various methods of financing. The Company expects to seek to raise additional capital through equity or debt financing, research and development collaborations with corporate partners or through other sources. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictions on stock dividends and other restrictions on the Company. Adequate funds for the Company's operations, whether from equity or debt financings, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms attractive to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Company's liquidity will be reduced as amounts are expended for continuing research and development. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

DEPENDENCE UPON COLLABORATIVE PARTNERS

        The Company's strategy for the development, clinical trials, manufacturing and commercialization of its products includes maintaining and entering into various collaborations with corporate partners, licensors, licensees and others. The Company has entered into collaborative arrangements with Novo Nordisk with respect to the Company's AnergiX compounds for the treatment of MS, MG and IDDM, and with Organon with respect to an AnergiX compound for the treatment of RA. In February, the Company announced that it and Novo Nordisk had agreed to terminate the collaboration in AnergiX for MS, MG and IDDM effective February 9, 1998 with all rights returning to the Company. There can be no assurance that the interests and motivations of the Company's collaborators are, or will remain, aligned with those of the Company or that such collaborators will successfully perform their development, regulatory compliance, manufacturing or marketing functions or that such collaborations in whole or in part will continue. There can also be no assurance that the Company will be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, or that any such collaborative arrangements will be successful. To the extent that the Company is not able to maintain or establish such arrangements, the Company would be required to undertake such activities at its own expense, which would significantly increase the Company's capital requirements and limit the programs the Company is able to pursue. In addition, the Company may encounter significant delays in introducing its products into certain markets or find that the development, manufacture or sale of its products in such markets is adversely affected by the absence of such collaborative agreements.

        The Company cannot control the amount and timing of resources which its collaborative partners devote to the Company's program or potential products, which can vary because of factors unrelated to the potential product. Collaborator participation will depend not only on the achievement of research objectives by the Company and its collaborators, which cannot be assured, but also on each collaborator's own financial, competitive, marketing and strategic considerations, which are outside the Company's control. Such strategic considerations may include the relative advantages of alternative products being marketed or developed by others, including relevant patent and proprietary positions. The Company's collaborative partners may develop, either alone or with others, products that compete with the development and marketing of the Company's products. Competing products, either developed by the collaborative partners or to which the collaborative partners have rights, may result in their withdrawal of support with respect to all or a portion of the Company's technology, which would have a material adverse effect on the Company's business, financial condition and results of operations. If Organon or any future collaborative partner breaches or terminates their agreements with the Company or otherwise fails to conduct their collaborative activities in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs will be delayed, and the Company will be required to devote additional resources to product development and commercialization or terminate certain development programs. There also can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between collaborators and the Company could lead to delays in the collaborative research, development and commercialization of certain product candidates or could require or result in litigation or arbitration, which would be time consuming and expensive, and would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

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


                        ANERGEN, INC.


Date:  May 13, 1998     By: /s/ DAVID V. SMITH
                            ---------------------------------------
                            David V. Smith
                            Vice President, Finance and Chief Financial Officer on behalf of the Company and as principal financial and chief accounting officer