Form 10-Q
period 1998-06-30
ANERGEN INC
filed 1998-08-14
CIK 877929

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998 or

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER:  0-19454


                                  ANERGEN, INC.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                              77-0183594
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



          301 PENOBSCOT DRIVE,                                     94063
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


                               Yes [X]    No [ ]


At August 6, 1998, Registrant had outstanding 18,892,000 shares of Common Stock.

                                  ANERGEN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                     Page No.
                                                                                   --------
ITEM 1.    Financial Statements

           Condensed balance sheets - June 30, 1998
             and December 31, 1997 ...............................................     3

           Condensed statements of operations - three month and six months
             ended June 30, 1998 and 1997 ........................................     4

           Condensed statements of cash flows - six months
             ended June 30, 1998 and 1997 ........................................     5

           Notes to condensed financial statements ...............................     6

ITEM 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations .......................     7


PART II - OTHER INFORMATION


ITEM 6.    Exhibits and Reports on Form 8-K ......................................    17

           Signatures ............................................................    18

PART I - FINANCIAL INFORMATION

                                  ANERGEN, INC.
                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                        JUNE 30,     DECEMBER 31,
                                                                          1998           1997
                                                                        --------       --------
                                                                       (UNAUDITED)
                                     ASSETS

Current assets:
     Cash and cash equivalents......................................    $    540       $  1,412
     Short-term investments.........................................       4,603          6,991
     Contract receivables...........................................          --            836
     Prepaid expenses...............................................          73             78
                                                                        --------       --------
                   Total current assets.............................       5,216          9.317

Property and equipment, net.........................................       1,314          1,703
Other assets........................................................          36             36
                                                                        --------       --------
                                                                        $  6,566       $ 11,056
                                                                        ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities.......................    $    912       $  1,281
     Deferred revenue...............................................         250            502
     Current portion of capital lease obligations and debt..........         484            616
                                                                        --------       --------
                   Total current liabilities........................       1,646          2,399

Long-term portion of capital lease obligations and debt.............         653            870
Commitments
Shareholders' equity:
     Preferred stock, no par value; 10,000,000 shares
            authorized; none issued and outstanding.................          --             --
     Common stock, no par value; 40,000,000 shares
            authorized; 18,892,000 shares issued and
            outstanding (18,846,264 at December 31, 1997)...........      57,705         57,670
     Additional paid-in-capital.....................................         659            659
     Accumulated other comprehensive income.........................          (4)            (6)
     Accumulated deficit............................................     (54,093)       (50,536)
                                                                        --------       --------
                   Total shareholders' equity.......................       4,267          7,787
                                                                        --------       --------
                                                                        $  6,566       $ 11,056
                                                                        ========       ========

Note: The balance sheet at June 30, 1998 is derived from unaudited financial statements. The December 31, 1997 information is derived from audited financial statements.

                             See accompanying notes.

                                  ANERGEN, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                            ---------------------       ---------------------
                                                              1998         1997           1998         1997
                                                            --------     --------       --------     --------
Revenues:
     Contract revenues, primarily from related parties...   $  1,548     $  1,354       $  2,715     $  3,162
     Interest income                                              81          117            196          299
                                                            --------     --------       --------     --------
                                                               1,629        1,471          2,911        3,461
Expenses:
     Research and development............................      2,212        2,822          4,838        5,709
     General and administrative..........................        861          709          1,553        1,593
     Interest expense....................................         36           61             77          104
                                                            --------     --------       --------     --------
                                                               3,109        3,592          6,468        7,406
                                                            --------     --------       --------     --------
Net loss.................................................   $ (1,480)    $ (2,121)      $ (3,557)    $ (3,945)
                                                            ========     ========       ========     ========
Basic net loss per share.................................   $  (0.08)    $  (0.11)      $  (0.19)    $  (0.21)
                                                            ========     ========       ========     ========

Shares used in calculating per share data................     18,891       18,819         18,871       18,819
                                                            ========     ========       ========     ========

                             See accompanying notes.

                                  ANERGEN, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                        -----------------------
                                                                          1998           1997
                                                                        --------       --------
Cash flows provided by (used in) operating activities:
   Net loss..........................................................   $ (3,557)      $ (3,945)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization...................................        449            409
     Deferred compensation amortization..............................         --             --
   Changes in operating assets and liabilities:
     Contract receivables - related party............................        835         (1,582)
     Prepaid expenses................................................          5            110
     Other assets....................................................         --             --
     Accounts payable and accrued liabilities........................       (369)           488
     Deferred Revenue................................................       (252)            --
                                                                        --------       --------
Net cash used in operating activities                                     (2,889)        (4,520)

Cash flows provided by (used in) investing activities:
   Purchase of investments available-for-sale........................     (3,728)       (15,899)
   Sale of investments available-for-sale............................      6,116         22,876
   Unrealized loss...................................................          2             --
   Purchase of property and equipment................................        (58)          (795)
                                                                        --------       --------
Net cash provided by investing activities............................      2,332          6,182
                                                                        --------       --------

Cash flows provided by (used in) financing activities:
   Proceeds from facility and equipment  debt financing..............          0            545
   Repayments of capital lease obligations and debt..................       (350)          (299)
   Issuance of common stock, net.....................................         35             99
                                                                        --------       --------
Net cash provided by (used in) financing activities..................       (315)           345

Net increase (decrease) in cash......................................       (872)          2007
Cash  and cash equivalents at beginning of period....................      1,412          3,963
                                                                        --------       --------
Cash  and cash equivalents at end of period..........................        540          5,970
Short-term investments at end of period                                    4,603          5,463
                                                                        --------       --------
Cash, cash equivalents and short-term investments at end of period...   $  5,143       $ 11,433
                                                                        ========       ========

                             See accompanying notes.

                                  ANERGEN, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


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

     Net Loss Per Share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more diluted.

     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period.

     Diluted net loss per share has not been presented as stock options and other common stock equivalents are antidilutive.

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

     For the six months ended June 30, 1998 and 1997, total comprehensive loss amounted to $3,559,000 and $2,124,000 respectively.

     Reclassification

     Certain prior year amounts have been reclassified to conform to the current periods presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements which involve risks and uncertainties including but not limited to the adequacy of capital resources, the nature of the Company's capital requirements, the availability and timing of financing, the progress of the Company's clinical trials, and research and development programs, the likelihood of development of potential products, if any, from such research and the effect of year 2000 problems, if any. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth hereunder and in the Company's Annual Report as filed on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has financed its operations primarily through private placements of its equity securities with venture capitalists (which raised an aggregate of approximately $7.6 million in net proceeds), through the sale of its Common Stock to Novo Nordisk A/S (which raised approximately $8 million in net proceeds), through the issuance of its Common Stock and Warrants to purchase shares of Common Stock through a private placement in exchange for $1.5 million in proceeds, and through public offerings of its Common Stock which have raised an aggregate of $38.8 million in net proceeds, including $9.4 million in net proceeds from the sale of 3.5 million shares of Common Stock to the public in August 1996 and approximately $500,000 from the underwriters' exercise of the over-allotment option in September 1996. The Company's cash, cash equivalents and short-term investments at June 30, 1998 were approximately $5.1 million. Accounts payable and accrued liabilities decreased to $912,000 at June 30, 1998 from $1,281,000 at December 31, 1997. Long-term debt decreased from $870,000 at December 31, 1997 to $653,000 at June 30, 1998 due to repayment of loans. The Company had shareholders' equity at June 30, 1998 of approximately $4.3 million which decreased from $7.8 million at December 31, 1997 due to the net loss from operations.

     The Company anticipates that its current cash, cash equivalents, short-term investments and expected revenues under its collaborative agreements will be sufficient to fund its operations through 1998. Thereafter, the Company will require substantial additional funds to continue its operations. The Company anticipates that its current resources will be primarily used to fund clinical testing of AnervaX(TM) for Rheumatoid Arthritis ("RA"), AnergiX(TM) for Multiple Sclerosis ("MS"), AnergiX for the treatment of RA, and continued research and development of DiavaX(TM) for Type I Diabetes, as well as key mechanism studies. The balance of such resources will be used to fund continued limited research on other autoimmune diseases and general and administrative activities, including those associated with seeking collaborative arrangements to enable the Company to increase its research and development activities in these and other autoimmune diseases. These foregoing forward-looking statements regarding the Company's capital requirements involve risks and uncertainties that could cause actual results to differ materially. Although the Company believes that its current resources will be sufficient to meet the Company's operating and capital requirements through 1998, there can be no assurance that the Company will not require additional financing within this time frame. In particular, the Company's capital requirements will vary depending on numerous factors many of which are outside the Company's control. These factors include the progress of the Company's research and development programs, manufacturing activities, the progress of the Company's clinical programs, the size and complexity of these programs, the scope and results of laboratory testing and clinical trials, the time and cost required to seek regulatory approvals to commence clinical trials for the Company's initial products, the need to obtain licenses to other proprietary rights, any required adjustments to the Company's operating plan to respond to competitive pressures or technological advances, developments with respect to the Company's existing or future collaborative arrangements, and the availability of various methods of financing. The Company expects to seek to raise additional capital in 1998 through equity or debt financing, research and development collaborations with other pharmaceutical companies or through other sources. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictions on stock dividends and other restrictions on the Company. Adequate funds for the Company's operations, whether from equity or debt, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms attractive to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Company's liquidity will be reduced as amounts are expended for continuing research and development.

RESULTS OF OPERATIONS

     The Company's net loss decreased by 31% to $1,480,000 in the fiscal quarter ended June 30, 1998 compared to a $2,121,000 loss in the corresponding period in the previous year. The decrease was due to revenues that increased 11% to $1,629,000 in the fiscal quarter ended June 30, 1998 compared to $1,471,000 in the corresponding period in the previous year, and by a decrease in expenses of 13% to $3,109,000 in the fiscal quarter ended June 30, 1998 compared to $3,592,000 in the corresponding period in the previous year. The increase in revenues was primarily due to a $1,000,000 milestone payment received from the Company's collaboration partner, N.V. Organon for filing an IND for AnergiX for RA. This payment offset decreasing revenue from the Company's previous collaborative agreement with Novo Nordisk as the Phase I clinical trial of AnergiX for the treatment of MS nears completion. On February 26, 1998, Novo Nordisk paid the Company $1,000,000, the estimated costs to complete the Phase I study. As a result of the termination of the agreement with Novo Nordisk, if the Company elects to continue with Phase II clinical trials of AnergiX, the Company would no longer receive reimbursement of expenses from Novo Nordisk. Research and development expenses decreased 22% to $2,212,000 for the quarter ended June 30, 1998 from $2,822,000 in the corresponding period in the previous year. A contributing factor relates to decreased clinical trial activity with the completion of the AnervaX Phase IIa trial in 1997. The Company expects total operating expenses to increase as it increases research and development efforts.

     General and administrative expenses increased 15% to $861,000 for the quarter ended June 30, 1998 compared to $709,000 in the corresponding period in the previous year.

     Interest income decreased to $81,000 for the quarter ended June 30, 1998 as compared to $117,000 in the corresponding period in the previous year due to lower average cash balances in 1998. Interest income is expected to decline gradually over future periods as invested capital is used for operating activities. Interest expense decreased to $36,000 for the quarter ended June 30, 1998 as compared to $61,000 in the corresponding period in the previous year due to lower debt balances.

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

IMPACT OF YEAR 2000

     The Company is in the process of performing its assessment of the impact of year 2000 on its operations. Management is in the process of formalizing its assessment procedures and developing a plan to address identified issues. The Company has evaluated its financial and accounting systems and concluded that they are not materially affected by the year 2000. It is unknown the extent, if any, of the impact of the year 2000 on other systems and equipment. There can be no assurance that all third parties the company interacts with will address the year 2000 issue in a timely fashion if at all. The Company is in the process of inquiring of its vendors and business partners about their progress in identifying and addressing problems related to the year 2000. Any year 2000 compliance problems of either the Company, its suppliers, its clinical research organizations, or its collaborative partners could have a material adverse effect on the Company's business, operating results and financial conditions.

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

LIMITED OPERATING HISTORY; HISTORY OF LOSSES

     The Company has experienced significant net losses every year since its inception in 1988. Net losses for the quarters ended June 30, 1998 and 1997 were approximately $1.5 million and $2.1 million, respectively, and the Company had an accumulated deficit of approximately $54.1 million as of June 30, 1998. The Company expects to incur substantial and increasing operating losses for at least the next several years. The amount of net losses and the time required by the Company to reach profitability are highly uncertain. There can be no assurance that the Company will ever be able to generate product revenue or achieve profitability on a substantial basis or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FUTURE REQUIREMENT FOR SIGNIFICANT ADDITIONAL CAPITAL

     The Company anticipates that its current cash, cash equivalents, short-term investments and expected revenues under its collaborative agreements will be sufficient to fund its operations through 1998. Thereafter, the Company will require substantial additional funds to continue its operations. The Company anticipates that its current resources will be primarily used to fund clinical testing of AnervaX for RA, AnergiX for MS, AnergiX for RA and continued research and development and preparation for clinical testing of DiavaX for the treatment of Type I diabetes. The balance of such resources will be used to fund continued limited research on these and other autoimmune diseases and general and administrative activities, including those associated with seeking collaborative arrangements to enable the Company to increase its research and development activities in other autoimmune diseases. These foregoing forward-looking statements regarding the Company's capital requirements involve risks and uncertainties that could cause actual results to differ materially. Although the Company believes that its current resources will be sufficient to meet the Company's operating and capital requirements through 1998, there can be no assurance that the Company will not require additional financing within the same time frame. The Company's working capital requirements may vary depending upon numerous factors, including the progress of the Company's research and development programs, manufacturing activities, the progress of the Company's clinical programs, the size and complexity of these programs, the scope and results of laboratory testing and clinical trials, the time and cost required to seek regulatory approvals to commence clinical trials for the Company's initial products, the need to obtain licenses to other proprietary rights, any required adjustments to the Company's operating plan to respond to competitive pressures or technological advances, developments with respect to existing or future collaborative arrangements and the availability of various methods of financing. The Company expects to seek to raise additional capital through equity or debt financing, research and development collaborations with corporate partners or through other sources. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictions on stock dividends and other restrictions on the Company. Adequate funds for the Company's operations, whether from equity or debt financings, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms attractive to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Company's liquidity will be reduced as amounts are expended for continuing research and development. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."


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

     The rate of completion of the Company's clinical trials is dependent upon, among other factors, the Food and Drug Administration's willingness to allow Anergen to proceed; the results of Anergen's continued research and development, including test results and success in producing the epitopes and HLA molecules for each AnergiX compound; the number of skilled scientists, clinicians, and consultants the Company is able to employ in its efforts and the general interest in the medical community in a therapeutic using the Company's approach for treatment of the diseases targeted by the Company. Currently, the Company does not anticipate establishing its own clinical trials facility. The rate of completion of clinical trials is also dependent on patient enrollment, which is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the existence of competitive trials. If the Company is unable to successfully complete its clinical trials, its business, financial condition and results of operations could be materially and adversely affected.

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

          None

Item 3.   Defaults upon senior securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          (a)  Annual Meeting of Shareholders on April 29, 1998.

               On April 29, 1998 the Company held its Annual Meeting of Shareholders to (i) elect seven directors to serve for one year and until their successors are duly elected ("Proposal 1"), (ii) approve an amendment to the Company's 1991 Employee Stock Purchase Plan increasing the number of shares of Common Stock reserved fro issuance by 500,000 shares ("Proposal 2"), (iii) approve an amendment to the Company's 1996 Stock Plan increasing the number of shares of Common Stock reserved for issuance by 1,000,000 shares ("Proposal 3"), (iv) approve a change in the state of incorporation of the Company from the State of California to the State of Delaware by means of a merger of the Company with and into a wholly-owned Delaware subsidiary ("Proposal 4"), (v) approve the form of indemnification agreement to be entered into between the Company and its directors and officers in connection with the proposed reincorporation ("Proposal 5"), (vi) approve an amendment to the Company's Amended and Restated Articles of Incorporation to effect a reverse split of the Company's Common Stock ("Proposal 6"), (vii) approve an amendment to the Company's Amended and Restated Articles of Incorporation increasing the authorized number of shares of Common Stock of the Company from 40,000,000 shares to 60,000,000 shares ("Proposal 7"), and (viii) confirm the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1998 ("Proposal 8").

               The names of the persons nominated for director and the voting results are as follows:

          NOMINEE                             FOR            WITHHELD
          -------                             ---            --------
          Bruce L.A. Carter                16,771,746         674,133
          Nicholas J. Lowcock              16,761,146         684,733
          Harden M. McConnell              16,759,576         686,303
          Harry H. Penner, Jr.             16,770,446         675,433
          Barry M. Sherman                 16,760,646         685,233
          James E. Thomas                  16,803,246         642,633
          Nicole Vitullo                   16,790,146         655,733

               Proposal 2 sought shareholder approval to amend the Company's 1991 Employee Stock Purchase Plan Proposal 2 sought shareholder approval of an amendment to the Company's 1991 Employee Stock Purchase Plan increasing the number of shares of Common Stock reserved fro issuance by 500,000 shares. The voting results for Proposal 2 were as follows: 16,581,768 shares cast "for", 806,120 shares cast "against", 57,991 shares abstained, and no broker non-votes were cast. Proposal 3 sought shareholder approval for an amendment to the Company's 1996 Stock Plan increasing the number of shares of Common Stock reserved for issuance by 1,000,000 shares. The voting results for Proposal 3 were as follows: 16,682,496 shares cast "for", 695,287 shares cast "against", 68,096 shares abstained, and no broker non-votes were cast. Proposal 4 sought shareholder approval for a change in the state of incorporation of the Company from the State of California to the State of Delaware by means of a merger of the Company with and into a wholly-owned Delaware subsidiary. The voting results for Proposal 4 were as follows: 11,603,051 shares cast "for", 1,440,652 shares cast "against", 73,258 shares abstained, and 4,328,918 broker non-votes were cast. Proposal 5 sought shareholder approval for the form of indemnification agreement to be entered into between the Company and its directors and officers in connection with the proposed reincorporation. The voting results for Proposal 5 were as follows: 12,309,178 shares cast "for", 701,090 shares cast "against", 106,693 shares abstained, and 4,328,918 broker non-votes were cast. Proposal 6 sought shareholder approval for an amendment to the Company's Amended and Restated Articles of Incorporation to effect a reverse split of the Company's Common Stock. The voting results for Proposal 6 were as follows: 16,175,698 shares cast "for", 1,207,763 shares cast "against", 62,418 shares abstained, and no broker non-votes were cast. Proposal 7 sought shareholder approval for an amendment to the Company's Amended and Restated Article of Incorporation increasing the authorized number of shares of Common Stock of the Company from 40,000,000 shares to 60,000,000 shares. The voting results for Proposal 7 were as follows: 15,952,742 shares cast "for", 1,441,569 shares cast "against", 51,568 shares abstained, and no broker non-votes were cast. Proposal 8 sought shareholder approval to confirm the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1998. The voting results for Proposal 8 were as follows: 17,397,709 shares cast "for", 29,810 shares cast "against", 18,360 shares abstained, and no broker non-votes were cast. For additional detail as to the matters submitted for shareholder vote at the Annual Meeting, refer to the definitive proxy materials relating to the 1998 Annual Meeting of Shareholders which were sent to the Commission on April 6, 1998.



Item 5.   Other Information

          None

Item 6.   Exhibits and reports on Form 8-K

          a)   Exhibits

          Exhibit       Description
          -------       -----------
          3.1(1)        Certificate of Incorporation.
          3.2(2)        Bylaws, as amended.
          4.1(2)        Form of Common Stock Certificate.
          27.1          Financial Data Schedule

          (1) Incorporated by reference to the exhibit filed with the Form 8-K on July 27, 1998.

          (2) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1 (No. 33-42107), as amended.

          b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ANERGEN, INC.


Date:  August 12, 1998                   By: /s/ DAVID V. SMITH
                                             ----------------------------------
                                             David V. Smith
                                             Vice President, Finance and Chief
                                             Financial Officer on behalf of the
                                             Company and as principal financial
                                             and chief accounting officer

                                 EXHIBIT INDEX


Exhibit             Description
-------             -----------
3.1(1)              Certificate of Incorporation.

3.2(2)              Bylaws, as amended.

4.1(2)              Form of Common Stock Certificate.

27.1                Financial Data Schedule

------------
(1) Incorporated by reference to the exhibit filed with the Form 8-K on July 27, 1998.

(2) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1 (No. 33-42107), as amended.