Form 10-Q
period 1998-09-30
ANERGEN INC
filed 1998-11-16
CIK 877929

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998 or

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


                               Yes [X]    No [ ]


At November 6, 1998, Registrant had outstanding 18,924,000 shares of Common
Stock.

                                  ANERGEN, INC.

                                      INDEX


                                                                             Page No.
PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed balance sheets - September 30, 1998
            and December 31, 1997 ...........................................   3

          Condensed statements of operations - three month and nine months
            ended September 30, 1998 and 1997 ...............................   4

          Condensed statements of cash flows - nine months
            ended September 30, 1998 and 1997 ...............................   5

          Notes to condensed financial statements ...........................   6

ITEM 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations ...................   8


PART II - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K ..................................  20

          Signatures ........................................................  21

PART I - FINANCIAL INFORMATION

                                  ANERGEN, INC.
                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                         SEPTEMBER 30,      DECEMBER 31,
                                             ASSETS                          1998               1997
                                                                         -------------      ------------
                                                                          (UNAUDITED)
Current assets:
     Cash and cash equivalents .......................................     $   1,868          $   1,412
     Short-term investments ..........................................           502              6,991
     Contract receivables ............................................            --                836
     Prepaid expenses ................................................            50                 78
                                                                           ---------          ---------
                   Total current assets ..............................         2,420              9.317

Property and equipment, net ..........................................         1,173              1,703
Other assets .........................................................            36                 36
                                                                           ---------          ---------
                                                                           $   3,629          $  11,056
                                                                           =========          =========
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                              $     730          $   1,281
     Deferred revenue.................................................            --                502
     Current portion of capital lease obligations and debt                     1,003                616
                                                                           ---------          ---------
                   Total current liabilities .........................         1,733              2,399

Long-term portion of capital lease obligations and debt                           --                870
Commitments
Shareholders' equity:
     Preferred stock, no par value;  10,000,000 shares authorized;
            none issued and outstanding  .............................            --                 --
     Common stock, no par value; 60,000,000 shares authorized;
           18,892,000 shares issued and outstanding
           (18,846,264 at December 31, 1997) .........................        57,705             57,670
     Additional paid-in-capital.......................................           659                659
     Accumulated other comprehensive income                                       --                 (6)
     Accumulated deficit .............................................       (56,468)           (50,536)
                                                                           ---------          ---------
                   Total shareholders' equity ........................         1,896              7,787
                                                                           ---------          ---------
                                                                           $   3,629          $  11,056
                                                                           =========          =========


Note: The balance sheet at September 30, 1998 is derived from unaudited financial statements. The December 31, 1997 information is derived from audited financial statements.

                             See accompanying notes.

                                  ANERGEN, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                       ----------------------        ----------------------
                                                         1998          1997            1998          1997
                                                       --------      --------        --------      --------
Revenues:
     Contract Revenue related party                    $    250      $    696        $    923      $  1,797
     Contract Revenue...........................            156           606           2,198         2,667
     Interest income............................            104           161             300           460
                                                       --------      --------        --------      --------
                                                            510         1,463           3,421         4,924
Expenses:
     Research and development...................          1,842         2,902           6,374         8,611
     General and administrative.................          1,014           587           2,873         2,180
     Interest expense...........................             29            70             106           174
                                                       --------      --------        --------      --------
                                                          2,885         3,559           9,353        10,965
                                                       --------      --------        --------      --------
Net loss........................................       $ (2,375)     $ (2,096)       $ (5,932)     $ (6,041)
                                                       ========      ========        ========      ========
Basic net loss per share........................       $  (0.13)     $  (0.11)       $  (0.31)     $  (0.32)
                                                       ========      ========        ========      ========

Shares used in calculating per share data ......         18,891        18,820          18,878        18,807
                                                       ========      ========        ========      ========


                             See accompanying notes.

                                  ANERGEN, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                         1998              1997
                                                                       ---------        ---------
Cash flows provided by (used in) operating activities:
   Net loss.....................................................       $  (5,932)       $  (6,041)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization..............................             625              633
   Changes in operating assets and liabilities:
     Contract receivables - related party ......................             333             (889)
     Prepaid expenses ..........................................              29              118
     Accounts payable and accrued liabilities ..................            (551)             (18)
                                                                       ---------        ---------
Net cash used in operating activities ..........................          (5,496)          (6,197)

Cash flows provided by (used in) investing activities:
   Purchase of investments available-for-sale ..................          (7,285)         (20,946)
   Sale of investments available-for-sale ......................          13,779           29,201
   Purchase of property and equipment ..........................             (94)          (1,021)
                                                                       ---------        ---------
Net cash provided by investing activities ......................           6,400            7,234
                                                                       ---------        ---------

Cash flows provided by (used in) financing activities:
   Proceeds from facility and equipment debt financing .........               0              659
   Repayments of capital lease obligations and debt ............            (483)            (452)
   Issuance of common stock, net................................              35              102
                                                                       ---------        ---------
Net cash provided by (used in) financing activities ............            (448)             309

Net increase (decrease) in cash ................................             456            1,346
Cash and cash equivalents at beginning of period ...............           1,412            3,963
                                                                       ---------        ---------
Cash and cash equivalents at end of period .....................           1,868            5,309
Short-term investments at end of period ........................             502            4,219
                                                                       ---------        ---------
Cash, cash equivalents and short-term investments
at end of period ...............................................        $  2,370        $   9,528
                                                                       =========        =========

                             See accompanying notes.

                                  ANERGEN, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


1.   NATURE OF BUSINESS

     Anergen, Inc. ( the "Company") was incorporated on April 26, 1988 for the purpose of developing therapies using biopharmaceutical compounds for the treatment of autoimmune diseases. The Company devotes its efforts to research and development on its own behalf and also on behalf of its corporate partners. At September 30, 1998 the Company had cash, cash equivalents and short-term investments of approximately $2,370,000 which at historical cash consumption rates is not sufficient to fund operations through the end of the year. In October 1998 the Company announced that it was restructuring operations due to an inability to secure financing. The Company plans to focus on the clinical development of AnergiX for rheumatoid arthritis, in collaboration with N.V. Organon and partnering and merger opportunities. The Company is also seeking to raise additional capital through equity or debt financing. If the Company is unsuccessful in these efforts it may be required to further reduce or cease operations.

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

     Comprehensive Income (Loss)

     As of January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income (loss).

     The table below shows comprehensive loss for the periods presented:

                                                                       SEPTEMBER 30,       SEPTEMBER 30,
                                                                           1998                1997
                                                                       ------------        ------------
                                                                        (UNAUDITED)
     Net loss ......................................................   $ (5,932,000)       $ (6,041,000)
     Net unrealized gain (loss) on securities available for sale ...         (6,000)            (37,000)
                                                                       ------------        ------------

     Comprehensive loss ............................................   $ (5,926,000)       $ (6,004,000)
                                                                       ============        ============

     Reclassification

     Certain prior year amounts have been reclassified to conform to the current periods presentation.

3.   DEBT OBLIGATION

     On December 27, 1996 the Company entered into an agreement with Silicon Valley Bank of California ("SVB") which provided $1,500,000 in financing available through December 31, 1997, all of which is secured by equipment and leasehold improvements purchased by the Company. At September 30, 1998, the Company had net borrowings of $1,003,000 under the original loan agreements. As of the end of the third quarter ended September 30, 1998, the Company was no longer in compliance with certain covenants related to its outstanding loan with SVB. As a result, the Company has reclassified the long term portion of the debt obligation into the current portion of the debt obligation. SVB has the right to demand full repayment of the loan while the Company is out of compliance with the covenants. Immediate repayment of the loan would have material adverse effect on the Company's operating cash flow.

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

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has financed its operations primarily through private placements of its equity securities with venture capitalists (which raised an aggregate of approximately $7.6 million in net proceeds), through the sale of its Common Stock to Novo Nordisk A/S (which raised approximately $8 million in net proceeds), through the issuance of its Common Stock and Warrants to purchase shares of Common Stock through a private placement in exchange for $1.5 million in proceeds, and through public offerings of its Common Stock which have raised an aggregate of $38.8 million in net proceeds, including $9.4 million in net proceeds from the sale of 3.5 million shares of Common Stock to the public in August 1996 and approximately $500,000 from the underwriters' exercise of the over-allotment option in September 1996. The Company's cash, cash equivalents and short-term investments at September 30, 1998 were approximately $2.4 million. Accounts payable and accrued liabilities decreased to $730,000 at September 30, 1998 from $1,281,000 at December 31, 1997. Long-term debt decreased from $870,000 at December 31, 1997 to zero at September 30, 1998 due to repayment of loans and the need to reclassify the remaining long term debt to short term as the Company is out of compliance with the loan convenants. The Company had shareholders' equity at September 30, 1998 of approximately $1.9 million which decreased from $7.8 million at December 31, 1997 due to the net loss from operations

     During October of 1998, the Company announced a restructuring pursuant to which it took a number of steps to reduce expenses including the termination of 33 employees. The Company has also ceased its research efforts and is focusing on clinical development on AnergiX for rheumatoid arthritis in collaboration with N.V. Organon. It is also seeking partnering and merger opportunities. The Company restructured its operations due to an inability to date to secure financing. As a result of the restructuring, the Company believes that its current capital resources are likely to be sufficient to continue to fund the Company's operations through December 31, 1998, assuming Silicon Valley Bank does not require immediate repayment of its loan. See note 3 of the "Notes to condensed Financial Statements." Thereafter, the Company will require substantial additional funds to continue its operations. The Company is currently in negotiations with certain existing investors to obtain bridge financing which may allow the Company to continue its operations into 1999. There is no assurance that the bridge financing will be completed. There is also no assurance that its partnering and merger efforts will be successful. These foregoing forward-looking statements regarding the Company's capital requirements involve risks and uncertainties that could cause actual results to differ materially. The Company's capital requirements will vary depending on numerous factors, many of which are outside the Company's control. These factors include the progress of the Company's development programs, the results and progress of the Company's clinical programs, the size and complexity of these programs, the scope and results of laboratory testing and clinical trials, the time and cost required to seek regulatory approvals to commence clinical trials for the Company's initial products, the need to obtain licenses to other proprietary rights, any required adjustments to the Company's operating plan to respond to competitive pressures or technological advances, developments with respect to the Company's existing or future collaborative arrangements, and the availability of various methods of financing. In addition, The Nasdaq Stock Market notified the Company in November 1998 that it would be delisted from the Nasdaq National Market. While the Company is appealing the notice of delisting, there is no assurance the Company will remain listed on the Nasdaq National Market, and such delisting could impair the Company's inability to raise additional capital. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictions on stock dividends and other restrictions on the Company. Adequate funds for the Company's operations, whether from equity or debt, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms attractive to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs, to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself, or to cease its operations. The Company's liquidity will be reduced as amounts are expended for continuing development.

RESULTS OF OPERATIONS

     The Company's net loss increased by 13% to $2,375,000 in the fiscal quarter ended September 30, 1998 compared to a $2,097,000 loss in the corresponding period in the previous year. The increase was due to revenues that decreased 65% to $510,000 in the fiscal quarter ended September 30, 1998 compared to $1,465,000 in the corresponding period in the previous year, and by a decrease in expenses of 18% to $2,885,000 in the fiscal quarter ended September 30, 1998 compared to $3,559,000 in the corresponding period in the previous year. The decrease in revenue was primarily due to decreasing revenue from the Company's previous collaborative agreement with Novo Nordisk as the phase I clinical trial of AnergiX for the treatment of multiple sclerosis completed in August 1998. On February 26, 1998, the Company announced that it and Novo Nordisk had agreed to terminate the collaboration on AnergiX for Multiple Sclerosis (MS), Myasthenia Gravis
     (MG), and Insulin Dependent Diabetes Mellitus (IDDM). Pursuant to the termination, Novo Nordisk paid the Company $1,000,000, the estimated costs to complete the AnergiX for multiple sclerosis phase I study. In addition, revenue from the Company's collaborative partner, N.V. Organon, has decreased as the Company moved from reimbursement of manufacturing expenses in 1997 to reimbursement of phase I clinical trial expenses for AnergiX for the treatment of rheumatoid arthritis in 1998. Research and development expenses decreased 37% to $1,842,000 for the quarter ended September 30, 1998 from $2,902,000 in the corresponding period in the previous year. A contributing factor relates to a decrease in year over year of manufacturing for clinical trial material in 1997 for the AnergiX RA phase I clinical trial. The Company's net loss decreased by 2% for the nine months ended September 30, 1998 compared to the corresponding period in the previous fiscal year. The decrease was due to revenues that decreased 31% to $3,421,000 in the nine months ended September 30, 1998 compared to $4,924,000 in the corresponding period in the previous year. The revenue decrease was offset by a decrease in expenses of 14% to $9,247,000 for the nine months ended September 30, 1998 compared to $10,791,000 in the corresponding period in the previous year. A contributing factor is the decrease in revenue from the Company's current collaborative partner, N.V. Organon and the Company's previous collaborative partner Novo Nordisk. Research and development expenses decreased 26% to $6,374,000 for the nine months ended September 30, 1998 from $8,611,000 in the corresponding period in the previous year. A contributing factor is the decrease in expenses related to the Company's on-going clinical trials of AnergiX RA compared to expenses related to the clinical trials for AnervaX MS in 1997.

     General and administrative expenses increased 73% to $1,014,000 for the quarter ended September 30, 1998 compared to $587,000 in the corresponding period in the previous year primarily due to increased personnel expenses associated with additional officer headcount and related expenses in 1998 compared to 1997. General and administrative expenses increased 32% to $2,873,125 for the nine months ended September 30, 1998 compared to $2,180,000 in the corresponding period in the previous year.

     Interest income decreased to $104,000 for the quarter ended September 30, 1998 as compared to $161,000 in the corresponding period in the previous year. Interest income decreased 35% to 300,000 for the nine months ended September 30, 1998 as compared to $460,000 in the corresponding period in the previous year. The decreases in interest income are due to lower average cash balances in 1998. Interest income is expected to decline gradually over future periods as invested capital is used for operating activities. Interest expense decreased 58% to $29,000 for the quarter ended September 30, 1998 as compared to $70,000 in the corresponding period in the previous year due to lower debt balances.

     The Company's losses on a quarter-by-quarter basis may vary depending upon a variety of factors, any of which may fluctuate, including the level of development activities, the timing of hiring of scientific and management personnel, the retention of consultants, the purchase or leasing of laboratory equipment, the licensing of any required technology and other factors. Accordingly, the Company believes that quarter-by-quarter losses will not be a useful indicator of the performance of the Company.

IMPACT OF YEAR 2000

     The Company has established a committee consisting of its Chief Financial Officer, controller, information systems manager and the facilities manager to ensure that its information technology (IT) and non-IT systems are Year 2000 compliant. Based on its identification and assessment efforts to date, the committee has determined that most of the systems it currently uses (including computer equipment and software) will not need to be replaced or modified in order to make them Year 2000 compliant. Those systems that are not compliant are old and will need to be replaced in the normal course of business over the next year. The Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in March 1998, will be completed by July 1999. The Company believes, but cannot at this time guarantee, that such efforts will be completed before any currently anticipated impact on its computer equipment and software. As of November 10, 1998, the Company has completed approximately 40% of its Year 2000 project plan. The following is a breakdown by phase of the progress the Company has made to date on its project plan.

     PHASE                                      TIME FRAME       PERCENT COMPLETE
     ----------------------------------------------------------------------------
     Initial identification and assessment      3/98 - 8/98            100%
     Remediation                                3/98 - 3/99             50%
     Testing                                   12/98 - 3/99              0%
     Contingency planning                       1/99 - 6/99              0%
     Implementation                             1/99 - 3/99              0%
     Post-2000 audit                            5/99 - 7/99              0%
     ----------------------------------------------------------------------------

     The Company is reliant upon third parties to provide Year 2000 compliant systems sufficiently before December 31, 1999. The Company has surveyed all of the Company's key suppliers, partners, banks, computer hardware and software providers and its clinical sites ("Third Parties") to determine whether they are Year 2000 compliant. The Company has discovered that certain of the Third Parties use systems that are not Year 2000 compliant, but all of the Third Parties have programs in place to address these Year 2000 issues. The Company cannot guarantee that all of the Third Parties will achieve Year 2000 compliance in a timely manner. The failure of Third Parties to successfully address the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company expects that the total costs associated with addressing and solving the Year 2000 issue will not exceed $50,000. These funds will be provided from contract revenues. As of November 10, 1998, the Company has spent less than $500 on addressing the Year 2000 issue.

     The Company is heavily reliant on its clinical sites to perform clinical trials on a timely basis in order to meet certain performance milestones. Failure to correct material Year 2000 problems in such clinical sites could result in a delay in or disruption of the clinical trial process. This delay or disruption could cause the Company to miss its performance milestones, which would result in a loss of contract revenues. The Company has received assurances from all of its clinical trial sites that they are either Year 2000 compliant or are actively addressing the Year 2000 issue.

     Failure of the Company's (or Third Parties') computer systems could materially adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty of the Year 2000 readiness of Third Parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity and financial condition.

     The Company has not currently completed its contingency planning but intends to implement a contingency plan in the future.

     The costs of the Company's Year 2000 project plan, the dates on which the Company believes it will complete each phase of its Year 2000 project plan and the Company's contingency planning are forward-looking statements and are based on management's best estimates, which are derived from assumptions regarding future events, including the continued availability of certain resources, Third Party remediation plans and other factors. There can be no assurance that these estimates and plans will prove to be accurate, and actual results could differ materially from those currently anticipated.

RESTRUCTURING

     The Company announced in October that, as a result of the inability to raise sufficient funds to support its operations and programs at its current operating level, it was reducing its staff approximately 65% (by 33 people) and is focusing its efforts on clinical and business development including a possible merger of the Company. The Company is continuing its phase I clinical trial of its AnergiX technology for rheumatoid arthritis, which is expected to be complete in the first half of 1999. Further clinical development for AnervaX for RA and preclinical development of DiavaX for type I diabetes will depend upon corporate partnering. Anergen has discontinued all discovery research programs. The Company expects to take a charge of approximately $657,000 in the fourth quarter ended December 31, 1998. The charge includes the cost of severance payments to the employees affected by the reduction.

     The Company is currently in negotiation with certain current investors to obtain bridge financing, which may allow the Company to continue operations into 1999. There is no assurance that this bridge financing will be completed, nor that it will be sufficient to fund operations. The Company believes that it will be delisted from the NASDAQ National Market and will trade on the over-the-counter market.


RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE


FUTURE REQUIREMENT FOR SIGNIFICANT ADDITIONAL CAPITAL

     During October of 1998, the Company announced a restructuring pursuant to which it took a number of steps to reduce expenses including the termination of 33 employees. The Company has also ceased its research efforts and is focusing on clinical development on AnergiX for rheumatoid arthritis in collaboration with N.V. Organon. It is also seeking partnering and merger opportunities. The Company restructured its operations due to an inability to date to secure financing. As a result of the restructuring, the Company believes that its current capital resources are likely to be sufficient to continue to fund the Company's operations through December 31, 1998, assuming Silicon Valley Bank does not require immediate repayment of its loan. See note 3 of the "Notes to condensed Financial Statements." Thereafter, the Company will require substantial additional funds to continue its operations. The Company is currently in negotiations with certain existing investors to obtain bridge financing which may allow the Company to continue its operations into 1999. There is no assurance that the bridge financing will be completed. There is also no assurance that its partnering and merger efforts will be successful. These foregoing forward-looking statements regarding the Company's capital requirements involve risks and uncertainties that could cause actual results to differ materially. The Company's capital requirements will vary depending on numerous factors, many of which are outside the Company's control. These factors include the progress of the Company's development programs, the results and progress of the Company's clinical programs, the size and complexity of these programs, the scope and results of laboratory testing and clinical trials, the time and cost required to seek regulatory approvals to commence clinical trials for the Company's initial products, the need to obtain licenses to other proprietary rights, any required adjustments to the Company's operating plan to respond to competitive pressures or technological advances, developments with respect to the Company's existing or future collaborative arrangements, and the availability of various methods of financing. In addition, The Nasdaq Stock Market notified the Company in November 1998 that it would be delisted from the Nasdaq National Market. While the Company is appealing the notice of delisting, there is no assurance the Company will remain listed on the Nasdaq National Market, and such delisting could impair the Company's inability to raise additional capital. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictions on stock dividends and other restrictions on the Company. Adequate funds for the Company's operations, whether from equity or debt, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms attractive to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs, to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself, or to cease its operations. The Company's liquidity will be reduced as amounts are expended for continuing development.

EARLY STAGE OF PRODUCT DEVELOPMENT; LACK OF COMMERCIAL PRODUCTS; NO ASSURANCE OF SUCCESSFUL PRODUCT DEVELOPMENT

     The Company was founded in 1988 to discover and develop biopharmaceutical compounds for the treatment of autoimmune diseases. To achieve profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture and market products. The Company does not have any products available for sale nor does it expect to have any products commercially available for at least several years, if at all. The Company's potential products are at the early stages of research and development, with only limited human testing of certain of the Company's products undertaken to date. The products currently under development by the Company will require significant additional research, laboratory testing and clinical trials and investment of capital prior to their commercialization. There can be no assurance that any potential products will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory ly standards, be capable of being produced in commercial quantities at acceptable costs or be successfully marketed.

LIMITED OPERATING HISTORY; HISTORY OF LOSSES

     The Company has experienced significant net losses every year since its inception in 1988. Net losses for the quarters ended September 30, 1998 and 1997 were approximately $2.4 million and $2.1 million, respectively, and the Company had an accumulated deficit of approximately $56.5 million as of September 30, 1998. The Company expects to incur substantial and increasing operating losses for at least the next several years. The amount of net losses and the time required by the Company to reach profitability are highly uncertain. There can be no assurance that the Company will ever be able to generate product revenue or achieve profitability on a substantial basis or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

UNCERTAINTIES RELATED TO PRECLINICAL AND CLINICAL TRIALS

     Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in each target indication. The results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing, and there can be no assurance that the Company's clinical trials will demonstrate the safety and ch efficacy of any products or will result in any marketable products. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product and could have a material adverse effect on the Company.

     The rate of completion of the Company's clinical trials is dependent upon, among other factors, the Food and Drug Administration's willingness to allow Anergen to proceed; the results of Anergen's continued research and development, including test results and success in producing the epitopes and HLA molecules for each AnergiX compound; the number of skilled scientists, clinicians, and consultants the Company is able to employ in its efforts and the general interest in the medical community in a therapeutic using the Company's approach for treatment of the diseases targeted by the Company and the ability of the Company to secure additional financing. Currently, the Company does not anticipate establishing its own clinical trials facility. The rate of completion of clinical trials is also dependent on patient enrollment, which is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the existence of competitive trials. If the Company is unable to successfully complete its clinical trials, its business, financial condition and results of operations could be materially and adversely affected.

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

     In order to obtain FDA approval of a new biological product, the Company must submit proof of safety, purity, potency and efficacy. In most cases such proof entails extensive pre-clinical, laboratory, and clinical tests. The testing, preparation of necessary marketing applications and processing of those applications by the FDA is expensive and time consuming, can vary based on the type of product, and may take several years to complete. There is no assurance that the FDA will act favorably or quickly in making such reviews, and significant difficulties or costs may be encountered by the Company in its efforts to obtain FDA approvals that could delay or preclude the Company from marketing any products it may develop or furnish an advantage to competitors. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of such products. Product ly approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. In addition, delays imposed by the governmental approval process may materially reduce the period during which the Company may have the exclusive right to exploit patented products or technologies.

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

     If FDA approval is obtained, the Company will be subject to continuing FDA obligations. When manufacturing biologics, the Company will be required to adhere to regulations setting forth current Good Manufacturing Practices ("GMP"), which require that the Company manufacture its products and maintain its records in a prescribed manner with respect to manufacturing, testing and quality control activities. Further, the Company must pass a preapproval inspection of its manufacturing facilities by the FDA before obtaining approval.

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

DEPENDENCE UPON COLLABORATIVE PARTNERS

     The Company's strategy for the development, clinical trials, manufacturing and commercialization of its products includes maintaining and entering into various collaborations with corporate partners, licensors, licensees and others. The Company has entered into collaborative arrangements with Novo Nordisk with respect to the Company's AnergiX compounds for the treatment of MS, MG and IDDM, and with Organon with respect to an AnergiX compound for the treatment of RA. In February 1998, the he Company announced that it and Novo Nordisk had agreed to terminate the collaboration in AnergiX for MS, MG and IDDM effective February 9, 1998 with all rights returning to the Company. There can be no assurance that the interests and motivations of the Company's collaborators are, or will remain, aligned with those of the Company or that such collaborators will successfully perform their development, regulatory compliance, manufacturing or marketing functions or that such collaborations in he whole or in part will continue. There can also be no assurance that the Company will be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, or that any such collaborative arrangements will be successful. To the extent that the Company is not able to maintain or establish such arrangements, the Company would be required to undertake such activities at its own expense, which would significantly increase the Company's capital requirements and he limit the programs the Company is able to pursue. In addition, the Company may encounter significant delays in introducing its products into certain markets or find that the development, manufacture or sale of its products in such markets is adversely affected by the absence of such collaborative agreements.

     The Company cannot control the amount and timing of resources which its collaborative partners devote to the Company's program or potential products, which can vary because of factors unrelated to the potential product. Collaborator participation will depend not only on the achievement of research objectives by the Company and its collaborators, which cannot be assured, but also on each collaborator's own financial, competitive, marketing and strategic considerations, which are outside the he Company's control. Such strategic considerations may include the relative advantages of alternative products being marketed or developed by others, including relevant patent and proprietary positions. The Company's collaborative partners may develop, either alone or with others, products that compete with the development and marketing of the Company's products. Competing products, either developed by the collaborative partners or to which the collaborative partners have rights, may result in their withdrawal of support with respect to all or a portion of the Company's technology, which would have a material adverse effect on the Company's business, financial condition and results of operations. If Organon or any future collaborative partner breaches or terminates their agreements with the Company or otherwise fails to conduct their collaborative activities in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs in will be delayed, and the Company will be required to devote additional resources to product development and commercialization or terminate certain development programs. There also can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between collaborators and the Company could lead to delays in the collaborative research, development and commercialization of certain product candidates or could require or result in litigation or arbitration, which would be time consuming and expensive, and would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

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

     Because of the length of time and expense associated with bringing new products through development and to the marketplace, and the length of time required for the governmental approval process, the pharmaceutical industry has traditionally placed considerable importance on obtaining and maintaining patent and trade secret protection for significant new technologies, products and processes. The Company and other biotechnology and pharmaceutical firms have applied, and are applying, for patents for their products and certain aspects of their technologies. The enforceability of patents issued to biotechnology and pharmaceutical firms is highly uncertain. Federal court decisions indicating legal considerations surrounding the validity of patents in the field are in transition, and there can be no assurance that the historical legal standards surrounding questions of validity will continue to be applied or that current defenses as to issued patents in the field will offer protection in the future. In addition, there can be no assurance as to the degree and range of protection any patents will afford, whether patents will be issued or the extent to which the Company will be successful in not infringing patents granted to others.

     While the Company pursues patent protection for products and processes where appropriate, it also relies on trade secrets, know-how and continuing technological advancement to develop and maintain its competitive position. The Company's policy is to have each employee enter into an agreement that contains provisions prohibiting the disclosure of confidential information to anyone outside the Company. Research and development contracts and relationships between the Company and its scientific n consultants provide access to aspects of the Company's know-how that is protected generally under confidentiality agreements with the parties involved. There can be no assurance, however, that these confidentiality agreements will be honored or that the Company can effectively protect its rights to its unpatented trade secrets. Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets.

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

     In addition, the Company could incur substantial costs in defending any patent litigation brought against it or in asserting the Company's patent rights, including those licensed to the Company by others, in a suit against another party. The United States Patent and Trademark Office (the "USPTO") could institute interference proceedings in connection with one or more of the Company's patents or patent applications which proceedings could result in an adverse decision as to priority of an he invention. The USPTO also could institute reexamination proceedings in connection with one or more of the Company's patents or patent applications, which could result in an adverse decision as to the patents' validity or scope.

NEED TO DEVELOP MANUFACTURING CAPABILITIES

     The Company has no volume manufacturing capacity or experience in volume manufacturing of pharmaceutical or other biological products. Establishing its own volume manufacturing capabilities would require significant scale-up expenses and additions to facilities and personnel. In addition, the Company must successfully develop the process required for volume manufacturing. The pharmaceutical products under development by the Company have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities to make them commercially viable. The Company will be required to establish arrangements with contract manufacturers to supply a portion of its compounds for subsequent clinical trials as well as the manufacture, packaging, labeling and distribution of finished products. If the Company is unable to contract for sufficient supply of a portion of its compounds on acceptable terms, and it is unable to develop e the capability to produce the epitopes internally, the Company's human clinical testing schedule would be delayed, resulting in the delay of submission of products for regulatory approval and initiation of new development programs, which would have a material adverse effect on the Company. If the Company should encounter delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its finished products, market introduction and subsequent sales of e such products would be adversely affected. Moreover, contract manufacturers that the Company may use must adhere to current GMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA pre-market approval of the products will be adversely affected.

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

COMPETITION AND TECHNOLOGICAL CHANGE

     The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. The Company's competitors include major pharmaceutical, chemical and specialized biotechnology companies, most of which have financial, technical, research and development, manufacturing, clinical and marketing resources significantly greater than those of the Company. The Company believes that these other entities recognize the need for effective therapies for the h autoimmune diseases targeted by the Company and are highly motivated to develop such therapies. In addition, many specialized biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products that may be competitive with those of the Company. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures. The Company is aware of certain products in development by competitors that are intended to be used for the prevention or treatment of certain diseases the Company has targeted for product development.

     The existence of these products, or other products or treatments of which the Company is not aware, or products or treatments that may be developed in the future which may be more effective, may adversely affect the commercialization or marketability of products which may be developed by the Company or potentially render the Company's technology obsolete or non-competitive.

     The Company's competitive position will depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and secure adequate capital resources. In addition, the first pharmaceutical product to reach the market in a therapeutic or preventive area is often at a significant competitive advantage relative to later entrants to the market. The Company expects its products, if approved for sale, to compete primarily on the basis of product efficacy, safety, patent position, reliability, price and patient convenience rather than on speed to market.

UNCERTAINTY RELATED TO PHARMACEUTICAL PRICING AND REIMBURSEMENT

     Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Initiatives to reduce the federal deficit and to reform health care delivery are increasing these cost containment efforts. The Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls on pharmaceuticals and other fundamental changes to the health care delivery system. Any such proposed or actual changes could cause existing and potential partners of the Company to limit or eliminate spending on collaborative development projects. Legislative debate is expected to continue in the future, market forces are expected to demand reduced costs and Anergen cannot predict what s impact the adoption of any federal or state health care reform measures or future private sector reforms may have on its business.

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


DEPENDENCE ON AND NEED FOR ADDITIONAL KEY PERSONNEL; RELIANCE ON ACADEMIC COLLABORATORS

     As part of the Company's restructuring efforts, the Company announced in October 1998 that it reduced its staff approximately 65% (by 33 people). The success of the Company and of its business strategy is dependent in large part on the ability of the Company to retain key management and operating personnel and to obtain additional funds to fulfill its personnel needs as they arise. The Company's current employees are in high demand and are often subject to competing offers. The Company will s need to develop expertise or retain consultants in such areas as development, clinical testing, government approvals, marketing and manufacturing in the future. There can be no assurance that the Company will be able to attract and retain the qualified personnel or develop the expertise needed for its business. The loss of the services of one or more of the Company's officers or other members of the research or management group or the inability to hire additional personnel and develop expertise as needed would have a material adverse effect on the Company.

     A significant portion of the Company's research and development and clinical trials is conducted under sponsored research programs with several universities. The Company depends on the availability of the principal investigator for each such program, and the Company cannot assure that these individuals or their research staffs will be available to conduct research and development or clinical trials. The Company's academic collaborators are not employees of the Company. As a result, the s Company has limited control over their activities and can expect that only limited amounts of their time will be dedicated to Company activities. In addition, the Company's academic collaborators are employed by major institutions which have collaborative relationships with other parties, some of which may be competitors of the Company. Accordingly, there can be no assurance that research and development, preclinical and clinical testing performed by these collaborators will be completed in a timely manner, if at all, and any inability to do so could have a material adverse effect on the Company.

POTENTIAL PRODUCT LIABILITY

     The testing, marketing and sale of human health care products entail an inherent risk of exposure to product liability claims in the event that the use of the Company's technology or prospective products is alleged to have resulted in adverse effects. While the Company has taken, and will continue to take, what it believes are appropriate precautions to minimize exposure to product liability, there can be no assurance that it will avoid significant liability. The Company possesses limited a general liability and product liability insurance related to its clinical trials of AnervaX for RA and AnergiX for MS and RA and certain other types of insurance customarily obtained by business organizations. There can be no assurance that the existing insurance coverage is adequate or that it will avoid liability. The Company intends to seek insurance against product liability risks associated with the testing, manufacturing or marketing of its products. However, there can be no assurance that it will be able to obtain such insurance in the future, or that if obtained, such insurance will be sufficient in amount. Consequently, a product liability claim or other claims with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business or financial condition of the Company.

HAZARDOUS MATERIALS; ENVIRONMENTAL MATTERS

     The Company is subject to regulation by the Occupational Safety and Health Administration ("OSHA") and the Environmental Protection Agency ("EPA") and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. Although the Company believes that it has complied with these laws, regulations and policies in all material respects and has not been ce required to take any significant action to correct any material noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. The Company's research and development involves the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and radioactive materials. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. In addition, regulations may be promulgated governing biotechnology that may affect the Company's research and development programs. The Company is unable to predict whether any agency will adopt any regulation which would have a material adverse effect on the Company's business, financial condition and results of operations.

VOLATILITY OF STOCK PRICE

     The market price of the Company's Common Stock, similar to the securities of other biotechnology companies, has been and is likely to continue to be highly volatile. Announcements regarding the results of regulatory approval filings, clinical trials or other testing, technological innovations or new commercial products by the Company or its competitors, patents and intellectual property rights by the Company or its competitors, developments as to current or future collaborations by the Company or its competitors, government regulations, the status of health care reform initiatives, fluctuations in operating results, changes in recommendations by financial analysts, and general market conditions for biotechnology stocks could have a significant impact on the future price of the Common Stock. Trading volume of the Company's Common Stock has been relatively limited and sales of substantial amounts of Common Stock could have an adverse effect on the price of the Common Stock. In addition, the Company received notice from the Nasdaq Stock Market that its Common Stock will be delisted from the Nasdaq National Market. Such delisting will result in the Company's stock to be traded on the over-the-counter market which may result in great volatility in the trading price.

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

SECTION 203 OF THE DELAWARE CORPORATION LAW

     Generally, Section 203 of the DGCL prohibits a publicly held Delaware corporation from engaging in a broad range of "business combinations" with an "interested stockholder" (defined generally as a person owning 15% or more of a corporation's outstanding voting stock) for three years following the date such person became an interested stockholder unless (i) before the person becomes an interested stockholder, the transaction resulting in such person becoming an interested stockholder or the e business combination is approved by the board of directors of the corporation, (ii) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owns at least 85% of the outstanding voting stock of the corporation (excluding shares owned by directors who are also officers of the corporation or shares held by employee stock plans that do not provide employees with the right to determine confidentially whether shares held e subject to the plan will be tendered in a tender offer or exchange offer), or (iii) on or after such date on which such person became an interested stockholder the business combination is approved by the board of directors and authorized at an annual or special meeting, and not by written consent by the affirmative vote of at least 66.6% of the outstanding voting stock excluding shares owned by the interested stockholders. The restrictions of Section 203 do not apply, among other reasons, if a corporation, by actions of its shareholders, adopts an amendment to its certificate of incorporation or bylaws expressly electing not to be governed by Section 203, provided that, in addition to any other vote required by law, such amendment to the certificate of incorporation or bylaws must be approved by the affirmative vote of a majority of the shares entitled to vote. Moreover, an amendment so adopted is not effective until twelve months after its adoption and does not apply to any business combination between the corporation and any person who became an interested stockholder of such corporation on or prior to such adoption. The Certificate of Incorporation and Bylaws of the Company do not currently contain any provisions electing not to be governed by Section 203 of the DGCL.

     Section 203 of the DGCL may discourage persons from making a tender offer for or acquisitions of substantial amounts of the Common Stock. This could have the effect of inhibiting changes in management and may also prevent temporary fluctuations in the Common Stock that often result from takeover attempts.

                                  ANERGEN, INC.


PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     None

Item 3. Defaults upon Senior Securities

     On December 27, 1996 the Company entered into an agreement with Silicon Valley Bank of California ("SVB") which provided $1,500,000 in financing available through December 31, 1997, all of which is secured by equipment and leasehold improvements purchased by the Company. At September 30, 1998, the Company had net borrowing of $1,003,000 under the original loan agreements. As of the end of the third quarter ended September 30, 1998, the Company was no longer in compliance with certain convenants related to its outstanding loan with SVB. As a result, the Company has reclassified the long term portion of the debt obligation into the current portion of the debt obligation. SVB has the right to demand full repayment of the loan while the Company is out of compliance with the convenants. Immediate repayment of the loan would have material effect on the Company's operating cash flow.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and reports on Form 8-K

     a)   Exhibits

          Exhibit       Description
          -------       -----------
          3.1(1)        Certificate of Incorporation.
          3.2           Bylaws, as amended.
          4.1(2)        Form of Common Stock Certificate.
          27.1          Financial Data Schedule

(1) Incorporated by reference to the exhibit filed with the Form 8-K on July 27, 1998.

(2) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1 (No. 33-42107), as amended.


     b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ANERGEN, INC.


Date: November 12, 1998                    By: /s/ DAVID V. SMITH
                                              ----------------------------------
                                              David V. Smith
                                              Vice President, Finance and Chief
                                              Financial Officer on behalf of the
                                              Company and as principal financial
                                              and chief accounting officer

                               INDEX TO EXHIBITS

Exhibit
Number              Description
------              -----------
 3.1(1)             Certificate of Incorporation.
 3.2                Bylaws, as amended.
 4.1(2)             Form of Common Stock Certificate.
27.1                Financial Data Schedule


(1) Incorporated by reference to the exhibit filed with the Form 8-K on July 27, 1998.

(2) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1 (No. 33-42107), as amended.